Form 10-K405
period 2000-06-30
AMASYS CORP
filed 2001-07-02
CIK 1023198

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.

                          FORM 10-K

(Mark One)

 X   Annual Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended June 30, 2000; or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number  0-21555

                     AMASYS CORPORATION
   (Exact name of registrant as specified in its charter)

     Delaware                                54-1812385
 (State or other jurisdiction            (I.R.S. Employer
  of incorporation or organization)     Identification No.)

 4900 Seminary Road, Suite 600, Alexandria, Virginia  22311
           (Address of principal executive office)

Registrant's  telephone number, including area  code: (703) 797-8111

Securities registered pursuant to Section 12(b) of the  Act:
None

Securities registered pursuant to Section 12(g) of the Act:

           Common Stock, par value $0.01 per share
                      (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes __ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


The Company knows of no trading in its Common Stock since its inception. As of June 22, 2001, there were 1,775,880 shares of stock held by non-affiliates.

As of June 22, 2001, 2,207,350 shares of the Common Stock of the Registrant were outstanding.

                           PART I

Item 1.        Business

Company History

     AMASYS Corporation ("AMASYS" or the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996. As a result of a series of transactions during the 1980's, Infotech, then principally engaged in the information and communications business, acquired equity interests in COMTEX News Network, Inc. ("COMTEX") and Hadron, Inc. ("Hadron"). As of March 31, 2001, AMASYS had a 47% interest in COMTEX (22% on a fully diluted basis, net of shares subject to option by the Company's Chief Executive Officer) and a 3% equity interest in Hadron. The Company's principal business is the maintenance of its equity interests in COMTEX and Hadron and the Company's revenues are derived from equity in earnings and interest income related to these investments.

     In October 1996, the Company filed a Form 8-A with the Securities and Exchange Commission ("SEC") for registration of its common and preferred shares of stock, pursuant to
Section 12(b) or 12(g) of the Securities Exchange Act of 1934. In December 1996, the Company filed a Form 12B-25, Notification of Late Filing, in which it disclosed that it was unable to file its Form 10-Q for the quarter ended December 31, 1996 because of the difficulty associated with the preparation of the Company's initial financial statements as successor to Infotech, pursuant to an order of the United State Bankruptcy Court. Infotech had not prepared audited financial statements for over six years.

     In June 1997, the Company filed a Form 8-K with the SEC, in which it disclosed, among other matters, that it had been unsuccessful in multiple attempts to engage an accounting firm to assist in the preparation and audit of its financial statements. In an ongoing effort to produce auditable financial statements, the Company worked closely with the independent accountants for COMTEX. The significant period of time that had passed since the previous audit of Infotech resulted in accounting issues which prevented the timely completion of both the auditable financial statements and the audit opinion until the completion of the financial statements included in this Form 10-K.

     Other than the filings described heretofore, the Company did not file reports with the SEC until July 2, 2001, at which time the following reports were filed with the SEC: this Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Overview

     AMASYS is the successor to Infotech, pursuant to Infotech's bankruptcy proceeding. AMASYS' primary assets are its equity interests in COMTEX and Hadron, which are also its primary sources of revenue. AMASYS owns 47% (22% on a fully diluted basis) of the outstanding equity of COMTEX, while the remainder is publicly owned. COMTEX aggregates and redistributes diverse real-time global news and information for the Internet, Wall Street and corporate reseller markets. In addition to its 47% equity ownership of COMTEX, the Company also holds a Note in the amount of $965,595 from COMTEX, and owns 202,000 shares of common stock of publicly-held Hadron, Inc., a defense contractor specializing in developing innovative technical intelligence and biodefense solutions in support of U.S. national security. As of March 31, 2001, Hadron had 6,517,580 shares of common stock outstanding. The Company believes that, by virtue of an exemption to the Investment Company Act of 1940 ("1940 Act"), the Company should not be deemed to be an "investment company" and, accordingly, should not be required to register as such. The rules and interpretations of the SEC and the courts relating to the 1940 Act and to its exemptions are highly complex and uncertain in numerous aspects. As a result, no assurance can be given that the Company will not be deemed an "investment company" for purposes of the 1940 Act and be required to register as an investment company, in which case the Company could be subject to legal actions by regulatory authorities and others and could be forced to suspend or terminate operations. The costs of defending any such action could constitute a material part of the Company's assets.

COMTEX News Network, Inc.

     The Company owns 4,693,940 shares of common stock of COMTEX News Network, Inc. (SEC File No. 0-10541), of which
2,540,503 shares are subject to option by the Company's
Chief Executive Officer at an exercise price of $.10 per share. COMTEX trades on the OTC Electronic Bulletin Board under the symbol CMTX. COMTEX delivers aggregated content from approximately 10,000 global sources representing a network of over 75 real-time information providers to Web sites and other online, wireless and electronic information services in its distribution network. COMTEX generates its revenues from licensing content and processing services.
Real-time denotes the electronic transmission of breaking news stories while events are actually happening and, in most cases, before the story's appearance in print and television media. Using proprietary automated technology,

COMTEX re-packages these wires into topical wires called
CustomWires (see Product and Service Offerings below).
Distributor partners choose those CustomWires which best match their applications and end-users' needs. CustomWires include topics such as business, finance, environment, healthcare, public companies and energy and can include stories from any or all of COMTEX' publishers.

     COMTEX relies heavily on third-party information sources for the content of its product offerings.
Interruption in, or the termination of, service from a significant number of its information sources would affect
COMTEX' ability to offer products or maintain product quality. Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have an adverse effect on revenues.

     COMTEX also relies heavily on third party providers for telecommunications, electrical power, internet connectivity, and related or similar services as well as system redundancy for the development and delivery of its products. Failure of, interruption in, or the termination of these services would also affect the COMTEX' ability to create and deliver products. Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have an adverse effect on revenues.

     COMTEX is a publicly-traded company and more information concerning the operations of COMTEX can be found in its own filings with the SEC.

Hadron, Inc.

     The Company owns 202,000 shares of the common stock of Hadron, Inc. (SEC File No. 0-5404), which trades on the OTC
Electronic Bulletin Board under the symbol HDRN. Hadron specializes in developing intelligence and biodefense solutions in support of national security. Hadron focuses on developing technical solutions for the intelligence community, analyzing and supporting defense systems
(including intelligent weapons systems and biological warfare defense), and supporting computer systems.

Employees

     At June 30, 2000, the Company had 3 part-time employees. The employees of the Company are not members of a union and the Company believes employee relations are generally good.

Relationship With The Pension Benefit Guaranty Corporation("PBGC")

     As previously discussed (see "Company History"), pursuant to the confirmed orders of the United States
Bankruptcy Court for the Southern District of New York (the
"Court"), entered on June 23, 1994 and finalized on January
2, 1997, Infotech's Third Joint Plan of Reorganization, dated March 30, 1994, as amended (the "Plan"), was confirmed, and the Company and Infotech entered into an Assignment and Assumption Agreement, effective as of June
21, 1996, whereby the Company acquired certain assets and assumed certain liabilities of Infotech. As called for by the Plan, the Company issued to the PBGC, 196,000 shares of the Company's 5% convertible preferred stock (Series "A"
Preferred Stock), convertible into 1,960,000 shares of the Company's common stock.

Furthermore, the Company entered into an agreement with the PBGC granting PBGC certain rights. In addition to the issuance to the PBGC of the Company's Series "A" Preferred
Stock, the Company:

1) issued to the PBGC a $1,500,000 zero coupon note effective June 21, 1996, with interest compounding semi-annually at 9% per year, due December 31, 2006. The note is to be paid prior to maturity (i) from any proceeds received by the Company as a consequence of certain litigation and (ii) from the PBGC's "pro-rata" share (the PBGC's fully diluted percentage ownership of the Company's common stock) of the Company's sale of any and all of its stock positions or from value received from the 10% Senior Subordinated Note issued by COMTEX to Infotech on May 16,1995, the payment of such proceeds to be deemed payment of the note in whole. If neither of the two events occurs prior to maturity of the note, the note shall be cancelled.

2) granted the PBGC the right to name two members to the Boards of Directors of both the Company and COMTEX, each of which Boards shall be comprised of no more than seven directors while the PBGC holds an interest in the companies;
     and

3)   granted the PBGC the unilateral right, through December
     31, 2001, to require the Company to use its best efforts to liquidate the Company's interest in Hadron and COMTEX through secondary offerings and private sales. The PBGC's pro-rata share of such proceeds is to be allocated first to payment of the note above, then to the PBGC's $1.96 million distribution preference, then to payment to the PBGC of 10% of any amount realized over and above the $1.96 million distribution preference, but not to exceed $5 million.

          To date, the PBGC has not exercised its rights relating to the AMASYS Board of Directors or the liquidation of the Company's equity interests in COMTEX and Hadron. There can be no assurance that the PBGC will not exercise its authority, nor can the Company anticipate the effects of such exercise.


Item 2.        Properties

     The Company owns no real estate. The Company pays the pro rata portion of its office and administrative expenses to COMTEX for its use of the facilities at 4900 Seminary
Road, Alexandria, Virginia.


Item 3.        Legal Proceedings

     AMASYS has no outstanding, material legal proceedings.

     COMTEX has been named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Alabama, Northeastern Division on August 25, 2000. The suite is captioned Clyde Collins Pearson (the "Plaintiff") Individually and In His Capacity As Representative of the Class of Emulex Corporation Shareholders Similarly Situated v. Internet Wire, Inc.; COMTEX News Network, Inc.; and Emulex Corporation. The suit related to Plaintiff's sale of Emulex Corporation stock in response to a false news release disseminated by or on behalf of various defendants, including COMTEX. The complaint alleged that the defendants failed to take reasonably necessary precautions to prevent the distribution of the false press release attributed to Emulex. Plaintiff is seeking $120,000.00 in actual damages, and additional punitive damages. COMTEX filed a motion to dismiss the complaint, which was heard by the Court on February 14, 2001. In an April 12, 2001 telephone conference hearing, the judge granted the motion to dismiss and indicated that a written opinion would be filed in the coming months. It is not known whether the plaintiff will pursue an appeal or the likely results of such an appeal.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

                           PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters

The Company's Common Stock, par value $.01 per share
("Common Stock"), has not traded since its initial registration on Form 8-A with the SEC. There is no established public trading market for the Common Stock.

The approximate number of holders of record of the Company's Common Stock as of June 22, 2001 was 669.

The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.

Item 6.        Selected Financial Data

The following table sets forth selected financial data for each of the last four fiscal years of the Company. The Company had no operations prior to the effective date of the Assignment and Assumption Agreement on October 11, 1996.

                                                  Fiscal Year Ended June 30

(amounts in thousands except per share data)     2000   1999     1998    1997
                                               ------  ------  -------  ------
Total Revenues                                  $ 327    $ 205   $ 183  $ 209

Net Income (Loss)                                  57      (19)    (69)  (106)

Basic Net Income (Loss) Per Share                 .03     (.01)   (.03)  (.05)
Diluted Net Income (Loss) Per Share               .01     (.01)   (.03)  (.05)

                                               2000     1999    1998    1997
                                               -----    -----   -----  -----
Balance Sheet Data at Year End:
   Total Assets                                $2,024   $1,812  $1,663 $1,587
   Long-term Obligations                        2,133    1,953   1,789  1,638
   Shareholder's Equity (Deficit)                (121)    (170)   (151)   (82)

Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operation

REVENUE SOURCES AND REVENUE RECOGNITION

The Company's revenues are derived from equity in earnings and interest income related to investments in COMTEX and Hadron. The Company accounts for its investment in COMTEX using the equity method, whereby the Company records its share of income or loss reported by COMTEX based on its ownership interest. The Company also has a note receivable from COMTEX, which bears interest at 10%. The Company's investment in Hadron was accounted for using the equity method through March 2000. Due to a change in control at Hadron in March 2000, in which a group of investors assumed control of Hadron, the investment has since been accounted for pursuant to SFAS 115 Accounting for Certain Investments in Debt and Equity Securities. The Hadron investment balance at each reporting period is reported based on the stock's trading value with any increases or decreases being presented as unrealized gains or losses in the statement of stockholders' equity. No investments have been made since the initial acquisition of interests of COMTEX and Hadron in 1996, nor has there been any sale of interests nor any dividends received.

RESULTS OF OPERATIONS

Comparison of the Fiscal Year ended June 30, 2000 to the
Fiscal Year ended June 30, 1999

The Company earned net income of $57,000 in 2000 compared to a loss of $19,000 in 1999 due to an increase in revenues of $122,000 (59.7%) offset by an increase in operating costs and expenses of $31,000 (51.4%) and interest expense of $15,000 (9.2%).

Revenue. Revenues increased to $327,000 in 2000 from $205,000 in 1999 due to an increase in equity in earnings and interest income. Equity in earnings increased $102,000 (77.3%) due primarily to the increase in the Company's share of earnings of COMTEX, which reported increased net income of $1,241,000 in 2000 compared to $456,000 in 1999.
Interest income increased from $73,000 in 1999 to $94,000 in 2000 as the average balance of the note receivable from COMTEX outstanding during 2000 was higher than 1999.

Operating costs and expenses. Operating costs and expenses increased $31,000 (51.4%) to $90,000 in 2000 due to an increase in professional services and general and administrative expenses. Professional services increased $23,000 primarily due to increased accounting fees associated with a review of the Company's financial statements. General and administrative expenses increased $8,000 due to an increase in office expenses associated with an overall increase in activity.

Interest expense. Interest expense increased due to an increase in the note payable balance resulting from compounded interest during the year.


Comparison of the Fiscal Year ended June 30, 1999 to the
Fiscal Year ended June 30, 1998

The Company recognized a loss of $19,000 in 1999 compared to a loss of $69,000 in 1998 due to an increase in revenues of $22,000 (12.0%) and a decrease in operating costs and expenses of $42,000 (41.2%), offset by an increase in interest expense of $14,000 (9.2%).

Revenue. Revenues increased to $205,000 in 1999 from $183,000 in 1998 due primarily to an increase in equity in earnings. Equity in earnings increased due to an increase in the Company's share of earnings of COMTEX, offset by a decrease in the Company's share of earnings of Hadron.
COMTEX reported net income of $542,000 in 1999 compared to $156,000 in 1998. Hadron reported net income of $34,000 in 1999 compared to $761,000 in 1998. In addition to the decrease in net income of Hadron, the Company's share of earnings of Hadron decreased due to dilution in the percentage ownership of Hadron from 12% in 1998 to 8% in 1999.

Operating costs and expenses. Operating costs and expenses decreased $42,000 (41.2%) to $59,000 in 2000 due to a decrease in general and administrative expenses offset by an increase in professional services expenses. General and administrative expenses decreased $54,000 due to a decrease in bad debt expense due to a write-off of receivables that occurred in 1998 and due to a decrease in general office expenses. Professional services increased $12,000 primarily due to increased accounting and tax fees.

Interest expense. Interest expense increased due to an increase in the note payable balance resulting from compounded interest during the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net working capital of $37,000 at June 30, 2000, including cash and cash equivalents of $42,000. The
Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds.
Accordingly, the Company has not required any funding sources.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-K include forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may be identified by reference to a future period or by use of forward-looking terminology such as "anticipate", "expect", "could", "may" or other words of a similar nature. Forward-looking statements, which the Company believes to be reasonable and are made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

Financial instruments that potentially subject the Company to market risk include the note receivable, note payable and the investment that is classified as available-for-sale.
The Company does not enter into derivatives or other financial instruments for trading or speculative purposes and is not exposed to any foreign currency exchange risk. The note receivable and the note payable each bear interest at fixed rates, thereby mitigating any exposure to market risk. The investment in 202,739 shares of Hadron, classified as available-for-sale, had a fair market value of $177,397 at June 30, 2000 and a cost basis of $185,705. The gross unrealized losses of $(8,308) at June 30, 2000 has been recorded as a separate component of other comprehensive income. Losses resulting from a decline in the market price of the stock that are considered temporary are recorded as a separate component of other comprehensive income, while losses that are considered permanent are included in the computation of net income. No such permanent losses have been recorded to date.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is set forth under Item 14, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                              PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

          The following table contains information as of June 22, 2001 as to each director of the Company:

                                    Director             Office Held
Name                                Since      Age       with the Company
----                                --------   ---       --------------------------------
C.W. Gilluly, Ed.D.                 1992       55        Chairman of the Board, President
                                                         and Chief Executive Officer

Robert F. Delaney <F1><F2>          1992       75        Director

Robert J. Lynch, Jr. <F1><F2>       1992       68        Director

Thomas E. McMahan <F1><F2>          1992       58        Director

Robert A. Nigro <F1><F2>            1992       51        Director

<F1>  Member of the Audit Committee
<F2>  Member of the Compensation Committee

     C.W. GILLULY, Ed.D. has served as Chairman of the Board, President and Chief Executive Officer of the Company since June 1992, and has served as Chairman of the Board of COMTEX since June 1992. Dr. Gilluly served as President of COMTEX from June 1992 until May 1993, and as Chief Executive Officer from June 1992 until September 1997. Dr. Gilluly serves on the Board of Directors of Hadron, Inc., where he was Chairman of the Board from October 1994 until January 2001, and also served as Chief Executive Officer from May 1993 through March 2000.

     ROBERT F. DELANEY has been Facilitator of Long Range Study at the U.S. Naval War College and a management consultant specializing in the area of organizational development. From 1981 through 1991, Mr. Delaney served as president of the RFD Group and Michael W. Moynihan Associates, Management and Public Affairs Consultants. In 1990, Mr. Delaney was an Intelligence Briefing Officer for Operation Desert Storm at the Naval Medical Corps, Fort Dix, New Jersey. Since 1972, Mr. Delaney has been a lecturer at the NATO Defense College, Armed Forces Staff College, Defense Information School, Marine Corp Schools and the U.S. Naval War College.

     ROBERT J. LYNCH, JR. is the President of American & Foreign Enterprises, Inc., a private corporation managing U.S. and international investments in industrial and real estate opportunities, for whom he has worked for thirty-five years.

     THOMAS E. MCMAHAN is the founder of McMahan
Associates, a private corporation that provides strategic investment advice and counsel to the financial information industry. From 1995 to 2000, Mr. McMahan served as senior vice president for corporate development, and more recently as Senior Financial Advisor to Mergent, Inc., a $60 million diversified financial information business. Mr. McMahan served as General Manager of Shark Information Systems, a subsidiary of Infotechnology, Inc., in 1993 and served as Vice President for Business Development of Infotechnology, Inc. in 1990. From 1972 though 1990, Mr. McMahan served in various capacities at McGraw-Hill/Standard & Poor's, including Senior Vice President and Chief of Staff of Standard & Poor's Trader Services from 1988 through 1990.

     ROBERT A. NIGRO is an investment banker who specializes in corporate development and turnarounds. Since April 1995, Mr. Nigro has served as Chief Executive Officer of SEI Capital AG. He joined SEI Investments Company, as Senior Vice President in November 1993. From 1991 to 1993, Mr. Nigro was Chairman and Chief Executive Officer of the National Abandoned Property Processing Company. Mr. Nigro was associated with the First Boston Corporation in various capacities from 1976 to 1990 including serving as Managing Director in the New York and Atlanta offices. Mr. Nigro also serves as a director of COMTEX.

Executive Officer

     As of June 22, 2001, the only executive officer of the Company who is not also a director of the Company is
S. Amber Gordon, the Corporate Secretary of the Company.

     S. AMBER GORDON (46) was appointed Corporate Secretary and Treasurer of the Company in October 1996. Ms. Gordon also serves as the Corporate Secretary of COMTEX, a position she has held since May 1996. Ms. Gordon has been the President of S.A. Gordon Enterprises, Inc., a financial relations and marketing communications firm, since 1985.
Ms. Gordon also served in senior management positions, the most recent of which was Executive Vice President, of Hadron, Inc., an information technology company serving the intelligence community, from June 1991 through August 2000.

Section 16(A) Beneficial Ownership Reporting Compliance

     The Company notes that none of its Directors nor Officers filed a timely Form 3 ("Initial Statement of Beneficial Ownership of Securities") within ten days of the Company's being deemed to have a class of equity securities registered pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, following the effectiveness of its Form 8-A on October 30, 1996. In addition, each Director and Officer failed to file a Form 5 ("Annual Statement of Changes in Beneficial Ownership") for the fiscal year ended June 30, 1997 to reflect the option grant received by each Director and Officer on November 15, 1996. The Company also notes that each Director and Officer subsequently filed on July 2, 2001 a Form 5 ("Statement of Changes in Beneficial Ownership") for the fiscal year ended June 30, 2001.

Item 11.  Executive Compensation

Summary Compensation Table

     The following table sets forth information concerning all compensation paid or accrued by the Company to its President and Chief Executive Officer, during the fiscal year ended June 30, 2000. Neither Dr. Gilluly nor any other officer of the Company receives compensation in excess of $100,000 per year.


                                                                   Long-Term
                                          Annual              Compensation Awards
                                       Compensation
      Name and               Fiscal                       Stock Options    All Other
      Principal Position      Year    Salary    Bonus        Granted     Compensation
      ------------------     ------   ------    -----        -------     ------------
      C.W. Gilluly <F1>       2000       -        -             -           $6,805
      Chairman                1999       -        -             -              -
                              1998       -        -             -              -

<F1>      Dr. Gilluly has not received any salary since
          1992. In 1996, he received a grant of stock options, described below. In fiscal year 2000, the only compensation Dr. Gilluly received was $6,805, paid by the Company for premiums on life insurance and disability policies.


Stock Option Grants

     No stock options were granted during the fiscal year ended June 30, 2000. In accordance with the Company's
Stock Option Plan, Dr. Gilluly received a grant of
350,000 options in November 1996, at an exercise price of $0.01 per share. He has not received any further grants.

Options Exercised and Year-End Option Values

     The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of June 30, 2000.

                                     Fiscal Year-End Option Values

                 Shares                            Number of Shares              Value of Unexercised
              Acquired upon    Value Realized   Underlying Unexercised           In-the-Money Options
              Exercise of      From Exercise    Options at June 30, 2000         at June 30, 2000<F1>
Name            Options        Of Options      Exercisable   Unexercisable   Exercisable    Unexercisable
----          -------------    --------------  ---------------------------   ----------------------------
C.W. Gilluly       -                 -           350,000          -           $346,500         -
__________________________

<F1>    As there has been no trading in the Company's
        stock since its formation, the Company determined that the market value of its common stock was $1.00, based on an assumed liquidation value of the Company's investments in COMTEX and Hadron;
        however, there can be no assurance that this is an accurate reflection of the market value.


Stock Option Plan

     The Company's Stock Option Plan was approved pursuant to the Confirmation of the Third Amended Plan of Reorganization of Infotech on June 21, 1994 and was effective as of the Effective Date of the Plan, on June 21, 1996. The Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options in order to recruit and retain key employees, consultants and directors.

Compensation of Directors

     The Company pays non-employee members of the Board $625 per board meeting, plus travel expenses incurred in connection with attendance at Board meetings. During fiscal year 2000, the Company's directors did not receive any compensation for their services to the Company, since no formal meetings were held.

Employment Agreements

     The Company has no employment agreements.

Compensation Committee Report on Executive Compensation

2000 Compensation for the President and Chief Executive Officer

     The Committee reports that during the fiscal year ended June 30, 2000, Dr. Gilluly declined to receive any compensation for his services as President and Chief Executive Officer of the Company.

                         Submitted by the Compensation Committee

                         Robert F. Delaney
                         Robert J. Lynch, Jr.
                         Thomas E. McMahan
                         Robert A. Nigro

Compensation Committee Interlocks and Insider Participation

     Mr. Nigro also serves as a member of the Board of COMTEX.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of June 22, 2001, regarding the beneficial ownership of the Company's Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see "Executive Compensation") and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each named beneficial owner is c/o AMASYS Corp., 4900 Seminary Road, Suite 600, Alexandria, Virginia 22311. Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.

Name and Address of               Amount and Nature of    Percentage
 Beneficial Owner                 Beneficial Ownership    of Class <F1>
-------------------------         --------------------    -------------

Pension Benefit Guaranty             1,960,000<F2>           47.0%
Corporation
1200 K Street, N.W.
Washington, D.C. 20005-4026

C.W. Gilluly, Chairman and CEO         427,048 <F3>          16.7

Robert F. Delaney, Director             50,000 <F4>           2.2

Robert J. Lynch, Jr. , Director         56,245 <F4>F5>        2.5

Robert A. Nigro, Director               50,000 <F4>           2.2

Thomas E. McMahan, Director             77,043 <F4>           3.4

Joshua Angel                           191,578                8.7
c/o Angel & Frankel, P.C.
460 Park Avenue, 8th Floor
New York, NY 10022


Robert Frankel                         128,901                5.8
c/o Angel & Frankel, P.C.
460 Park Avenue, 8th Floor
New York, NY 10022

S. Amber Gordon                        300,655 <F6>          12.0

All Directors and Executive            960,991 <F7>          31.4
Officers as a group (6 persons)

<F1>   Each percentage of beneficial ownership is calculated
       using a different denominator, consisting of the total number of shares outstanding (2,207,350), increased by the number of options owned by the beneficial owner that are exercisable within 60 days. The percentage of beneficial ownership of all directors and executive officers as a group is based on the sum of the total number of shares outstanding and all outstanding options held by directors and executive officers that are exercisable within 60 days.
<F2>   Includes 1,960,000 shares which may be acquired upon
       the conversion of AMASYS Preferred Shares held by the PBGC.
<F3>   Includes 350,000 shares which may be acquired upon the
       exercise of vested options granted under the AMASYS Corporation Stock Option Plan.
<F4>   Includes 50,000 shares which may be acquired upon the
       exercise of vested options granted under the AMASYS Corporation Stock Option Plan.
<F5>   Includes 245 shares held by Mr. Lynch's wife.
<F6>   Includes 300,000 shares which may be acquired upon the
       exercise of vested options granted under the AMASYS Corporation Stock Option Plan.
<F7>   Includes 850,000 shares which may be acquired upon the
       exercise of vested options granted under the AMASYS Corporation Stock Option Plan.

Item 13.  Certain Relationships and Related Transactions

          Dr. Gilluly serves as Chairman of the Board and Chief
Executive Officer of the Company. Dr. Gilluly also serves as Chairman of COMTEX, and serves as a member of the Board of Hadron.

          Of the 4,693,940 shares of common stock of COMTEX owned by the Company, 2,540,503 shares are subject to option by Dr. Gilluly at an exercise price of $.10 per share. The option expires on February 20, 2002.

          Dr. Gilluly and his spouse also directly own options to acquire an additional 1,804,003 shares of COMTEX Common Stock.

                            PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K

           (a) 1.  Financial Statements

                    Report of Independent Auditors                 F-1

                    Balance Sheets at June 30, 2000 and 1999       F-2

                    Statements of Operations for the fiscal
                     years ended June 30, 2000, 1999, and 1998     F-3

                    Statements of Stockholders' Equity (Deficit)
                     for the fiscal years ended June 30, 2000,
                     1999 and 1998                                 F-4

                    Statements of Cash Flows for the fiscal
                     years ended June 30, 2000, 1999 and 1998      F-5

                    Notes to Financial Statements                  F-6

               2.  Financial Statement Schedules

               The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               3.  Exhibits

Number            Description
------            -----------
1.1               Specimen certificate for the Common Stock,
                  $.01 par value, of the Registrant
                  (incorporated by reference to the Company's
                  Form 8-A filed on October 15, 1996).

2.1 Third Joint Chapter 11 Plan of Reorganization for Infotechnology, Inc. dated March 30, 1994, as confirmed by the Bankruptcy Court
                  (incorporated by reference to the Company's
                  Form 8-A filed on October 15, 1996).

2.2 Order Confirming Third Joint Plan of Reorganization dated as of June 23, 1994 of Infotechnology, Inc. and Questech Capital Corporation (incorporated by reference to the Company's Form 8-A filed on October 15, 1996).

2.3 Assignment and Assumption Agreement between the Company and Infotechnology, Inc.
                  (incorporated by reference to the Company's
                  Form 8-A filed on October 15, 1996).

3.1               Restated Certificate of Incorporation of
                  AMASYS Corporation (incorporated by reference to the Company's Form 8-A filed on October 15,
                  1996).

3.2 Bylaws of AMASYS Corporation (incorporated by reference to the Company's Form 8-A filed on October 15, 1996).

10.1              AMASYS Corporation Stock Option Plan


           (b).      Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  July 2, 2001


AMASYS CORPORATION


By:  /S/ C.W. GILLULY
    --------------------------------------
     C.W. Gilluly, Ed.D.
     President and Chief Executive Officer
     (Principal Executive Officer and
      Principal Financial and Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:
----------
Signature                     Title               Date
---------                     ------------        ------------

/S/ C.W. GILLULY              Chairman            July 2, 2001
C.W. Gilluly, Ed.D.           and Director

/S/ ROBERT F. DELANEY         Director            July 2, 2001
Robert F. Delaney

/S/ ROBERT  J. LYNCH, JR.     Director            July 2, 2001
Robert J. Lynch, Jr.

/S/ THOMAS E. MCMAHAN         Director            July 2, 2001
Thomas E. McMahan

/S/ ROBERT A.NIGRO            Director            July 2, 2001
Robert A. Nigro

AMASYS CORPORATION
Financial Statements
Years ended June 30, 2000, 1999 and 1998

                  AMASYS CORPORATION

              Audited Financial Statements

        Years ended June 30, 2000, 1999 and 1998



                       Contents

Report of Independent Auditors......................1

Audited Financial Statements

Balance Sheets......................................2
Statements of Operations............................3
Statement of Stockholders' Equity (Deficit).........4
Statements of Cash Flows............................5
Notes to Financial Statements.......................6

               Report of Independent Auditors

Board of Directors
AMASYS Corporation

We have audited the accompanying balance sheets of AMASYS Corporation (the "Company") as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMASYS Corporation at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                       /S/ Ernst & Young LLP

McLean, Virginia
February 28, 2001, except for the second paragraph of
Note 3 as to which the date is March 31, 2001

                               AMASYS Corporation

                                 Balance Sheets

                                                                 June 30,
                                                            2000           1999
                                                        ----------------------------
Assets
Current assets:
Cash and cash equivalents                               $      41,732 $          736
Interest receivable                                             8,225         28,500
Total current assets                                           49,957         29,236

Note receivable - related party                               986,954        986,954
Investments in common stock                                   946,160        721,106
Reorganization value, net                                      41,696         75,054
                                                        -----------------------------
Total assets                                              $ 2,024,767    $ 1,812,350
                                                        =============================

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses                   $      12,506  $      28,841
Total current liabilities                                      12,506         28,841

Note payable - related party                                2,133,152      1,953,391

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 1,000,000 shares
authorized; 196,000 Series A shares issued and
outstanding; liquidation value $1,960,000                       1,960          1,960
Common stock, $0.01 par value; 20,000,000 shares
authorized; 2,207,350 shares issued and outstanding            22,073         22,073
Other comprehensive loss                                       (8,308)             -
Retained earnings (deficit)                                  (136,616)      (193,915)
                                                        ----------------------------
Total stockholders' equity (deficit)                         (120,891)      (169,882)
                                                        ----------------------------
Total liabilities and stockholders' equity (deficit)      $ 2,024,767    $ 1,812,350
                                                        ============================

See accompanying notes.

                       AMASYS Corporation
                    Statements of Operations

                                               Years ended June 30,
                                         2000          1999         1998
                                      --------------------------------------
Revenue:
Equity in earnings                      $ 233,361     $ 131,605    $ 108,281
Interest income                            93,751        73,288       74,592
                                      --------------------------------------
Total revenue                             327,112       204,893      182,873
                                      --------------------------------------
Costs and expenses:
Professional services                      39,348        16,650        4,691
General and administrative                 17,346         9,462       63,010
Amortization                               33,358        33,358       33,358
                                      --------------------------------------
Total costs and expenses                   90,052        59,470      101,059
                                      --------------------------------------
Operating income                          237,060       145,423       81,814

Interest expense                          179,761       164,613      150,741
                                      --------------------------------------
Income (loss) before income taxes          57,299       (19,190)     (68,927)

Provision for income taxes                      -             -            -
                                      --------------------------------------
Net income (loss)                        $ 57,299    $  (19,190)   $ (68,927)
                                      ======================================
Per share data:

Net income (loss) per share:
Basic                                 $       .03  $     (.01)  $     (.03)
                                      =====================================
Diluted                               $       .01  $     (.01)  $     (.03)
                                      =====================================
Weighted average number of shares:
Basic                                   2,207,350     2,207,350    2,207,350
                                      ======================================
Diluted                                 5,117,350     2,207,350    2,207,350
                                      ======================================

See accompanying notes.

                               AMASYS Corporation

                   Statement of Stockholders' Equity (Deficit)

                    Years ended June 30, 2000, 1999 and 1998

                         Common Stock          Preferred Stock   Other          Retained   Total
                         ------------------------------------    Comprehensive  Earnings   Stockholders'
                         Shares       Amount   Shares  Amount    Loss           Deficit)   Equity(Deficit)
                         ---------------------------------------------------------------------------------
Balance, June 30, 1997    2,207,350  $22,073   196,000   $  1,960   $   -        $ (105,798) $ (81,765)

Net loss                      -         -         -           -         -           (68,927)   (68,927)
                         ---------------------------------------------------------------------------------
Balance, June 30, 1998    2,207,350   22,073   196,000      1,960       -          (174,725)  (150,692)

Net income (loss)             -         -         -           -         -           (19,190)   (19,190)
                         ---------------------------------------------------------------------------------
Balance, June 30, 1999    2,207,350   22,073   196,000      1,960       -          (193,915)  (169,882)

Unrealized loss on
  investment                  -         -         -           -      (8,308)           -        (8,308)
Net income                    -         -         -           -         -            57,299     57,299
                                                                                              ------------
Comprehensive Income          -         -         -           -         -                       48,991
                         ---------------------------------------------------------------------------------
Balance, June 30, 2000    2,207,350  $22,073   196,000    $ 1,960   $(8,308)     $ (136,616) $(120,891)
                         =================================================================================

See accompanying notes.

                               AMASYS Corporation

                            Statements of Cash Flows

                                                                Year ended June 30
                                                           2000        1999        1998
                                                        -----------------------------------
Operating activities
Net income (loss)                                          $ 57,299  $ (19,190)  $ (68,927)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Equity in earnings                                         (233,361)  (131,605)   (108,281)
Accrued interest on note payable                            179,761    164,613     150,741
Amortization                                                 33,358     33,358      33,358
Changes in operating assets and liabilities:
Interest receivable and other current assets                 20,275    (53,777)    (21,370)
Accounts payable and accrued expenses                       (16,336)     3,650      (5,181)
                                                         ----------------------------------
Net cash provided by (used in) operating activities          40,996     (2,951)    (19,660)

Net increase (decrease) in cash and cash equivalents         40,996     (2,951)    (19,660)
Cash and cash equivalents at beginning of year                  736      3,687      23,347
                                                         ----------------------------------
Cash and cash equivalents at end of year                 $   41,732  $     736   $   3,687
                                                         ==================================

See accompanying notes.

                     AMASYS Corporation

                Notes to Financial Statements

                June 30, 2000, 1999 and 1998

1.  Organization and Basis of Presentation

AMASYS Corporation (the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996. The Company's primary assets are its equity interests in and note receivable from Comtex News Network ("Comtex") and Hadron, Inc. ("Hadron"), which are also its only source of revenue. The Company owns 4,693,940 shares of Comtex, of which 2,540,503 shares are subject to option by the Company's Chief Executive Officer at an exercise price of $.10 per share. This results in an effective interest, for purposes of applying the equity method, in Comtex at June 30, 2000 of approximately 22%. The Company owns 3% of the outstanding common stock of Hadron.

The Company's principal business is the maintenance of its equity interests in Comtex and Hadron and the Company's revenues are derived from equity in earnings and interest income related to these investments.

2.  Summary of Significant Accounting Policies

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company deposits its cash, which at times, may be in excess of the FDIC insurance limits, with high credit quality financial institutions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents represent amounts invested in highly liquid short-term investments that can be converted within three months or less.

Investments in Common Stock

The Company's equity interest in the common stock of Comtex provides the Company with significant influence over their operations. Accordingly, this investment is accounted for using the equity method whereby the investment is recorded at cost and subsequently adjusted for the Company's equity in the income or loss of the investee and cash contributions and distributions.

The Company has an equity interest in the common stock of Hadron. This equity investment is classified as available for sale and reported at fair value. Unrealized gain or loss on this security is reported in stockholders' equity as a component of unrealized loss on investment. The investment in Hadron was accounted for using the equity method until March 2000 when a change in control of Hadron occurred.

Reorganization Value

Reorganization value represents the difference between the fair value of assets and liabilities assigned and assumed in connection with the Assignment and Assumption Agreement and is amortized using the straight-line method for a period of five years. In each of the fiscal years ended June 30, 2000, 1999 and 1998, the Company recorded amortization of $33,358. As of June 30, 2000 and 1999, respectively, the accumulated amortization was $125,092 and $91,734.

Income Taxes

The Company provides for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are anticipated to reverse.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to
Employees", using the intrinsic value method. The Company has granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant, and, accordingly, recognized no compensation expense for the stock option grants.

Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted EPS is computed similarly, except that it includes the dilutive effect of the assumed exercise of stock options and conversion of preferred stock.

Fair Value of Financial Instruments

Interest receivable, accounts payable and accrued expenses and other current assets and liabilities are carried at amounts, which reasonably approximate their fair values because of the relatively short maturity of those instruments. It is not practical to estimate the fair value of the Company's note receivable or note payable due to their unique nature.

3.  Investments in Common Stock

The Company investments in common stock consist of the following:

                                   June 30,
                             2000          1999
                            -----------------------
Hadron, Inc.                $ 177,399      $ 238,109
Comtex News Network           768,761        482,997
                            -----------------------
                            $ 946,160      $ 721,106
                            =======================

The aggregate market value of the investments in common stock as of June 30, 2000, based on the trading price on or nearest to that date totaled $177,399 and $6,460,311 for Hadron and Comtex, respectively. The market value of the investment in Comtex is based on the Company's effective interest of approximately 22% of Comtex' outstanding common stock. The market value of Comtex' common stock has fluctuated significantly since June 30, 2000 due to changes in trading prices and totaled $2,691,796 at March 31, 2001 based on the Company's approximate 22% effective interest.

The following information presents condensed balance sheet information as of June 30, 2000 and 1999 and condensed income statement information for each of the years ended
June 30, 2000, 1999 and 1998 for Comtex:

                                   June 30,
                              2000       1999
                           ----------------------
                              (in thousands)
Current assets              $   3,928  $   1,508
Other assets                    2,049        899
Current liabilities             2,612      1,615
Long-term liabilities             987      1,047

                              2000       1999       1998
                           ---------------------------------
                                    (in thousands)
Revenues                    $  12,645  $   7,557   $   5,401
Gross profit                    8,823      4,744       3,125
Net income                      1,241        456          64


The following information presents condensed balance sheet information as of June 30, 2000 and 1999 and condensed income statement information for each of the years ended
June 30, 2000, 1999 and 1998 for Hadron:

                                   June 30,
                              2000         1999
                           ----------------------
                              (in thousands)
Current assets              $   3,701  $   4,007
Other assets                    2,250      2,683
Current liabilities             3,714      4,074
Long-term liabilities             702      2,160

                              2000       1999       1998
                            --------------------------------
                                    (in thousands)
Revenues                   $  19,901  $   20,333  $   21,134
Gross profit (loss)             (421)         63         888
Net income (loss)               (745)         34         761

4.  Note Receivable - Related Party

The Company was assigned a note receivable from Comtex in connection with the Assignment and Assumption Agreement, which was initially recorded at its estimated fair value. In June 1999, the note was amended to incorporate outstanding interest of approximately $254,000 into the principal amount of the note receivable, which is due July 1, 2002. The note bears interest at 10% and is collateralized by a continuing interest in all receivables, purchase orders, and all patents and technology now or hereafter held or received by Comtex.

5.  Note Payable - Related Party

The Company entered into a Note Payable Agreement dated June 21, 1996 with the Pension Benefit Guaranty Corporation ("PBGC"). PBGC also is the holder of the preferred stock - see note 8. The note accrues interest at the rate of 9% per annum compounded semi-annually. The note is to be paid prior to its maturity on December 31, 2006 from any proceeds received by the Company from PBGC's pro-rata share of the proceeds of any and all sales of the Company's stock positions in Comtex and Hadron and value received from the 10% Senior Subordinated Note issued by Comtex to the Company on May 16, 1995. If neither of the above events occurs prior to December 31, 2006, the note will be considered cancelled. In addition, PBGC has the unilateral right, through December 31, 2001, to require the Company to use its best efforts to liquidate PBGC's pro-rata positions in Comtex and Hadron through secondary offerings and private sales.

The Note was issued pursuant to the Third Joint Plan of Reorganization of Infotechnology, Inc. and Questech Capital Corporation dated January 26, 1994, which was confirmed by order of the United States Bankruptcy Court dated June 24, 1994 and finalized on January 2, 1997.

6.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                             June 30,
                                                 2000         1999          1998
                                               -------------------------------------
Numerator:
  Net income (loss)                              $ 57,299   $ (19,190)    $ (68,927)
                                               =====================================
Denominator:
  Denominator for basic earnings
  per share - weighted average
  Shares                                        2,207,350    2,207,350     2,207,350

Effect of dilutive securities:
  Stock options                                   950,000            -             -
  Convertible preferred stock                   1,960,000            -             -
                                               -------------------------------------
  Denominator for diluted earnings per share    5,117,350    2,207,350     2,207,350
                                               =====================================
Basic earnings per share                         $    .03   $     (.01)   $     (.03)

Diluted earnings per share                       $    .01   $     (.01)   $     (.03)

7.  Income Taxes

The following table reconciles the assumed statutory tax rate with the effective rate to income tax expense:

                                     Year ended June 30,
                                 ---------------------------
                                  2000      1999      1998
                                 ---------------------------
Tax benefit at statutory rate     (32.1)%   (32.1)%   (32.1)%
Reconciling items:
State income taxes                 (5.5)%    (5.5)%    (5.5)%
Change in valuation                37.6%     37.6%     37.6%
allowance
                                 ---------------------------
Effective tax rate                (0.0)%    (0.0)%    (0.0)%
                                 ===========================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

                                            June 30,
                                    ---------------------------
                                      2000          1999
                                   ----------------------------
Net operating loss carryforwards    $ 7,617,330    $ 7,563,630

Equity method reporting                (214,675)      (103,903)
                                    ---------------------------
                                      7,402,655      7,459,727
Valuation allowance                  (7,402,655)    (7,459,727)
                                    ---------------------------
Net deferred tax asset              $        -     $        -
                                    ===========================

7.  Income Taxes (continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2000 and 1999.

As  of  June  30,  2000, the Company had net operating  loss
carryforwards   for   federal   income   tax   purposes   of
approximately $20,250,000, which fully expire in 2010.

8.  Stockholders' Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, of which 196,000 shares have been designated as Series A Preferred Stock (the "Preferred Stock"). The Preferred Stock was issued to PBGC in connection with the Assignment and Assumption Agreement. The Preferred Stock is convertible into shares of common stock of the Company at the rate of 10 shares of common stock for each share of Preferred Stock. Holders of the Preferred Stock are entitled to receive dividends, when, as, and if, declared by the board of directors at a cumulative annual rate of $.50 per share. The holders are entitled to a liquidation preference of $10 per share, plus an amount equal to any accrued but unpaid dividends to the payment date. No such dividends have been declared to date. The holders of the Preferred Stock are entitled to vote, along with the common stockholders, based on each share of Preferred Stock, except in certain circumstances which require an affirmative vote of a majority of the holders of Preferred Stock. The Company has the right to redeem the Preferred Stock, after payment of the Note Payable to PBGC, at a price equal to the greater of $10.50 per share or an amount computed based on market value, as defined, plus accrued but unpaid dividends.

8.  Stockholders Equity (continued)

Stock Option Plan

The Company adopted a Stock Option Plan (the "Plan") under which 950,000 shares of common stock were reserved for issuance upon exercise of the granted options. The Plan provides for grants of incentive stock options to eligible employees, officers, and directors of the Company. Eligible employees are defined as any persons regularly employed by the Company, including key employees and consultants. Options were granted with an exercise price equal to fair value at the date of grant. The term of the options granted under the Plan may not exceed 10 years. The stock options granted vest immediately.

At  June  30,  2000,  1999, and 1998, 950,000  options  were outstanding and exercisable. All options outstanding were granted in November 1996. There has been no stock option activity since the initial grants of stock options. The
exercise  price  of  all options is  $.01  per  share.   The
weighted average remaining contractual life of options outstanding at June 30, 2000, 1999, and 1998 is 6.3 years,
7.3 years, and 8.3 years, respectively.