Form 10-Q
period 2000-09-30
AMASYS CORP
filed 2001-07-02
CIK 1023198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period from __________ to ___________

                 Commission file number 0-21555
                     ______________________

                       AMASYS CORPORATION
     (Exact name of registrant as specified in its charter)

              Delaware                     54-1812385
      (State or other jurisdiction of      (I.R.S. Employer
     incorporation or organization)         Identification No.)

                       4900 Seminary Road
                            Suite 600
                   Alexandria, Virginia  22311
            (Address of principal executive offices)

        Registrant's Telephone number including area code
                         (703) 797-8111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                   Yes / /        No /X/

As of June 22, 2001, 2,207,350 shares of the Common Stock of the registrant were outstanding.

                       AMASYS CORPORATION
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.  Financial Statements

               Balance Sheets                          3
                at September 30, 2000
                and June 30, 2000

               Statements of Operations                4
                for the Three Months Ended
                September 30, 2000 and 1999

               Statements of Cash Flows                5
                for the Three Months Ended
                September 30, 2000 and 1999

               Notes to Financial Statements           6


     Item 2.  Management's Discussion and Analysis     9
                of Financial Condition and Results
                of Operations


Part II Other Information:

     Item 6.    Exhibits and Reports on Form 8-K       10


SIGNATURES

                               AMASYS Corporation

                                 Balance Sheets

                                                       September 30      June 30
                                                           2000           2000
                                                       -------------   ------------
Assets
Current assets:
 Cash and cash equivalents                              $    121,176   $     41,732
 Interest receivable                                               -          8,225
                                                       -------------  -------------
Total current assets                                         121,176         49,957

Note receivable                                              980,954        986,954
Investments in common stock                                1,089,550        946,160
Reorganization value, net                                     33,356         41,696
                                                       -------------  -------------
Total assets                                             $ 2,225,036    $ 2,024,767
                                                       =============  =============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                 $      60,502  $      12,506
                                                       -------------  -------------
Total current liabilities                                     60,502         12,506

Note payable                                               2,133,152      2,133,152

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares
authorized; 196,000 Series A shares issued and
outstanding                                                    1,960          1,960
Common stock, $.01 par value; 20,000,000 shares
authorized; 2,207,350 shares issued and outstanding           22,073         22,073
Other comprehensive income (loss)                             29,705         (8,308)
Retained earnings (deficit)                                  (22,356)      (136,616)
                                                       -------------  -------------
Total stockholders' equity (deficit)                          31,382       (120,891)
                                                       -------------  -------------
Total liabilities and stockholders' equity               $ 2,225,036    $ 2,024,767
                                                       =============  =============

See accompanying notes.

                               AMASYS Corporation

                            Statements of Operations

                                            Three months ended
                                               September 30
                                            2000         1999
                                         -----------   -----------
Revenue:
 Equity in earnings                        $ 105,377     $  39,574
 Interest income                              24,599        23,438
 Miscellaneous income                         58,203             -
                                         -----------   -----------
Total revenue                                188,179        63,012
                                         -----------   -----------
Costs and expenses:
 Professional services                        10,127         1,219
 General and administrative                    7,456         1,016
 Amortization                                  8,340         8,340
                                         -----------   -----------
Total costs and expenses                      25,923        10,575
                                         -----------   -----------
Operating income                           $ 162,256      $ 52,437

Interest expense                              47,996        43,951
                                         -----------   -----------
Income (loss) before income taxes            114,260         8,486

Provision for income taxes                         -             -
                                         -----------   -----------
Net income (loss)                          $ 114,260     $   8,486
                                         ===========   ===========
Per share data:

Net income (loss) per share:
 Basic                                    $     0.05   $     0.004
                                          ==========   ===========
 Diluted                                  $     0.02   $     0.002
                                         ===========   ===========
Weighted average number of shares:
 Basic                                     2,207,350     2,207,350
                                         ===========   ===========
 Diluted                                   5,117,350     5,117,350
                                         ===========   ===========

See accompanying notes.

                               AMASYS Corporation

                            Statements of Cash Flows

                                                           Three months ended September 30
                                                               2000                1999
                                                          ----------------------------------
Operating activities
Net income (loss)                                               $ 114,260        $    8,486
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
 Equity in earnings                                              (105,377)          (39,574)
 Accrued interest on note payable                                  47,996            43,951
 Amortization                                                       8,340             8,340
 Changes in operating assets and liabilities:
 Note receivable                                                    6,000                 -
 Interest receivable and other current assets                       8,225             1,923
                                                           --------------    --------------
Net cash provided by (used in) operating activities                79,444            23,126
                                                           --------------    --------------
Net increase (decrease) in cash and cash equivalents               79,444            23,126
Cash and cash equivalents at beginning of period                   41,732               736
                                                           --------------    --------------
Cash and cash equivalents at end of period                    $   121,176        $   23,862
                                                           ==============    ==============

See accompanying notes.

                       AMASYS CORPORATION
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                       September 30, 2000


1.   Basis of Presentation

The accompanying interim financial statements of AMASYS Corporation (the "Company" or "AMASYS") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 ("2000 Form 10-K"), filed with the Securities and Exchange Commission on July 2, 2001.

2.   Note Payable

The Company entered into a Note Payable Agreement dated June 21, 1996 with the Pension Benefit Guaranty Corporation ("PBGC"). The note accrues interest at the rate of 9% per annum compounded semi-annually. The note is to be paid prior to its maturity on December 31, 2006 from any proceeds received by the Company from PBGC's pro-rata share of the proceeds of any and all sales of the Company's stock positions in COMTEX News Network, Inc. ("COMTEX") and Hadron, Inc. ("Hadron") and value received from the 10% Senior Subordinated Note issued by COMTEX to the Company on May 16, 1995. If neither of the above two events occurs prior to December 31, 2006, the note will be considered cancelled. In addition, PBGC has the unilateral right, through December 31, 2001, to require the Company to use its best efforts to liquidate PBGC's pro-rata positions in COMTEX and Hadron through secondary offerings and private sales.

The Note was issued pursuant to the Third Joint Plan of Reorganization of Infotechnology, Inc. and Questech Capital
Corporation dated January 26, 1994, which was confirmed by order of the United States Bankruptcy Court dated June 24,
1994.

3.   Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three months ended
                                                     September 30
                                                   2000         1999
                                                -----------  ------------
Numerator:
  Net income                                    $   114,260     $   8,486
                                                ===========  ============
Denominator:
  Denominator for basic earnings
  per share - weighted average
  Shares                                          2,207,350     2,207,350

Effect of dilutive securities:
  Stock options                                     950,000       950,000
  Convertible preferred stock                     1,960,000     1,960,000
                                                -----------   -----------
  Denominator for diluted earnings per share      5,117,350     5,117,350
                                                ===========  ============
Basic earnings per share                        $       .05  $       .004

Diluted earnings per share                      $       .02  $       .002

4.   Investments in Common Stock

The   following  information  presents  condensed  balance  sheet information as of September 30, 2000 and June 30, 2000 and condensed income statement information for each of the three months ended September 30, 2000 and 1999 for Comtex:

                         September 30     June 30
                            2000           2000
                        -------------------------
                             (in thousands)
Current assets           $   3,592    $   3,928
Other assets                 2,496        2,049
Current liabilities          2,602        2,612
Long-term liabilities          981          987

                           Three months ended September 30
                            2000                1999
                        ----------------------------------
                                 (in thousands)
Revenues                 $   4,161           $   2,409
Gross profit                 3,001               1,609
Net income                     488                 277


5.   Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of the following:

                                      Three months ended September 30
                                      2000                 1999
                                  ------------          ------------
Net loss                            $ 114,260             $ 8,486
Unrealized gain on investment          38,013                   -
                                  ------------          ------------
                                    $ 152,273             $ 8,486
                                  ------------          ------------

Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

REVENUE SOURCES AND REVENUE RECOGNITION
---------------------------------------
The Company's revenues are derived from equity in earnings and interest income related to investments in COMTEX and Hadron. The Company accounts for its investment in COMTEX using the equity method, whereby the Company records its share of income or loss reported by COMTEX based on its ownership interest. The Company also has a note receivable from COMTEX, which bears interest at 10%. The Company's investment in Hadron was accounted for using the equity method through March 2000. Due to a change in control at Hadron in March 2000, in which a group of investors assumed control of Hadron, the investment has since been accounted for pursuant to SFAS 115 Accounting for Certain Investments in Debt and Equity Securities. The Hadron investment balance at each reporting period is reported based on the stock's trading value with any increases or decreases being presented as unrealized gains or losses in the statement of stockholders' equity. No investments have been made since the initial acquisition of interests of COMTEX and Hadron in 1996, nor has there been any sale of interests nor dividends received.

RESULTS OF OPERATIONS
---------------------
Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999
---------------------------------------------------------------
The Company earned net income of $114,000 during the three months ended September 30, 2000 compared to $8,000 during the three months ended September 30, 1999. The increase in net income is due to an increase in revenues of $125,000 (198.6%) offset by an increase in operating costs and expenses of $15,000 (145.1%) and interest expense of $4,000 (9.2%).

Revenue. Revenues increased to $188,000 during the three months ended September 30, 2000 compared to revenues of $63,000 during the three months ended September 30, 1999, due to an increase in equity in earnings and miscellaneous income. Equity in earnings increased $66,000 (166.3%) due primarily to the increase in the Company's share of earnings of COMTEX, which reported increased net income of $488,000 during the three months ended September 30, 2000 compared to $277,000 during the same period ended 1999. The Company also recorded $58,000 in miscellaneous income related to the United Press International (UPI) bankruptcy settlement. The Company had previously written off all amounts associated with UPI.

Operating costs and expenses. Operating costs and expenses increased $15,000 (145.1%) to $26,000 during the three months ended September 30, 2000 due to an increase in professional services and general and administrative expenses. Professional services increased $9,000 primarily due to increased accounting fees associated with an audit of the Company's financial statements. General and administrative expenses increased $6,000 due to an increase in professional expenses associated with an overall increase in activity.

Interest expense. Interest expense increased due to an increase in the note payable balance resulting from compounded interest during the year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company had net working capital of $61,000 at September 30, 2000, including cash and cash equivalents of $121,000. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS
-----------------------------------------------------------
Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may be identified by reference to a future period or by use of forward-looking terminology such as "anticipate", "expect", "could", "may" or other words of a similar nature. Forward-looking statements, which the Company believes to be reasonable and are made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.


     Part II.  Other Information


     Items 1 - 5.   None.


     Item 6.        Exhibits and Reports on Form 8-K.
                    ---------------------------------

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                   AMASYS CORPORATION
                                   (Registrant)


     Dated:  July 2, 2001          By:  /S/C.W. GILLULY
                                        ---------------------------------
                                        C.W. Gilluly, Ed.D.
                                        President and Chief Executive Officer
                                       (Principal Executive Officer and
                                        Principal Financial and
                                        Accounting Officer)