Form 10-Q
period 2000-12-31
AMASYS CORP
filed 2001-07-02
CIK 1023198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2000 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period from __________ to ___________

                 Commission file number 0-21555
                      _____________________

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

                       AMASYS CORPORATION
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.  Financial Statements

               Balance Sheets                               3
                at December 31, 2000
                and June 30, 2000

               Statements of Operations                     4
                for the Three and Six Months Ended
                December 31, 2000 and 1999

               Statements of Cash Flows                     5
                for the Six Months Ended
                December 31, 2000 and 1999

               Notes to Financial Statements                6


     Item 2.  Management's Discussion and Analysis          9
                of Financial Condition and Results
                of Operations


Part II Other Information:

     Item 6.    Exhibits and Reports on Form 8-K            11


SIGNATURES                                                  12

                               AMASYS Corporation
                                 Balance Sheets

                                                              December 31      June 30
                                                                  2000          2000
                                                              ------------  ------------
Assets
Current assets:
 Cash and cash equivalents                                     $   117,017    $    41,732
 Interest receivable                                          ------------   ------------
Total current assets                                               117,017         49,957

Note receivable                                                    971,954        986,954
Investments in common stock                                      1,132,666        946,160
Reorganization value, net                                           25,017         41,696
                                                              ------------   ------------
Total assets                                                   $ 2,246,654    $ 2,024,767
                                                              ============   ============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                         $    10,993   $     12,506
                                                              ------------   ------------
Total current liabilities                                           10,993         12,506

Note payable                                                     2,229,144      2,133,152

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized;
196,000 Series A shares issued and outstanding
                                                                     1,960          1,960
Common stock, $.01 par value; 20,000,000 shares authorized;
2,207,350 shares issued and outstanding                             22,073         22,073
Other comprehensive income (loss)                                   48,712         (8,308)
Retained earnings (deficit)                                        (66,228)      (136,616)
                                                              ------------   ------------
Total stockholders' equity (deficit)                                 6,517       (120,891)
                                                              ------------   ------------
Total liabilities and stockholders' equity                     $ 2,246,654    $ 2,024,767
                                                              ============   ============

See accompanying notes.

                               AMASYS Corporation
                            Statements of Operations

                                        Three months ended           Six months ended
                                            December 31                December 31
                                         2000         1999          2000         1999
                                      -----------  -----------   -----------  -----------
Revenue:
 Equity in earnings                     $  24,109     $ 47,510     $ 129,486     $ 87,084
 Interest income                           24,374       23,438        48,973       46,876
 Miscellaneous income                           -            -        58,203            -
                                      -----------  -----------   -----------  -----------
Total revenue                              48,483       70,948       236,662      133,960
                                      -----------  -----------   -----------  -----------
Costs and expenses:
 Professional services                     26,872       16,844        36,999       18,063
 General and administrative                 9,147        6,528        16,603        7,544
 Amortization                               8,340        8,340        16,680       16,680
                                      -----------  -----------   -----------  -----------
Total costs and expenses                   44,359       31,712        70,282       42,287
                                      -----------  -----------   -----------  -----------
Operating income                            4,124       39,236       166,380       91,673

Interest expense                           47,996       43,951        95,992       87,902
                                      -----------  -----------   -----------  -----------
Income (loss) before income taxes        (43,872)      (4,715)        70,388        3,771

Provision for income taxes                      -            -             -            -
                                      -----------  -----------   -----------  -----------
Net income (loss)                     $  (43,872)  $   (4,715)      $ 70,388      $ 3,771
                                      ===========  ===========   ===========  ===========
Per share data:

Net income (loss) per share:
 Basic                                  $  (0.02)    $ (0.002)        $ 0.03      $ 0.002
                                     ===========   ===========   ===========  ===========
 Diluted                                $  (0.02)    $ (0.002)        $ 0.01      $ 0.001
                                      ===========  ===========   ===========  ===========
Weighted average number of shares:
 Basic                                  2,207,350    2,207,350     2,207,350  2,207,350
                                      ===========  ===========   ===========  ===========
 Diluted                                2,207,350    2,207,350     5,117,350  5,117,350
                                      ===========  ===========   ===========  ===========

See accompanying notes.

                               AMASYS Corporation
                            Statements of Cash Flows

                                                           Six months ended December 31
                                                               2000          1999
                                                           -------------   -----------
Operating activities
Net income (loss)                                              $  70,388     $   3,771
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
 Equity in earnings                                             (129,486)      (87,084)
 Accrued interest on note payable                                 95,992        87,902
 Amortization                                                     16,679        16,680
 Changes in operating assets and liabilities:
 Note receivable                                                  15,000             -
 Interest receivable and other current assets                      8,225        26,026
Accounts payable and accrued expenses                             (1,513)      (23,549)
                                                           -------------  ------------
Net cash provided by (used in) operating activities               75,285        23,746
                                                           -------------  ------------
Net increase (decrease) in cash and cash equivalents              75,285        23,746
Cash and cash equivalents at beginning of period                  41,732           736
                                                           -------------  ------------
Cash and cash equivalents at end of period                     $ 117,017    $   24,482
                                                           =============  ============

See accompanying notes.

                               AMASYS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 2000


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

3.   Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                     Three months ended            Six months ended
                                         December 31                  December 31
                                      2000           1999          2000           1999
                                   -----------   -----------    -----------    -----------
Numerator:
  Net income (loss)                $  (43,872)   $   (4,715)    $   70,388     $    3,771
                                   ===========   ===========    ===========    ===========
Denominator:
  Denominator for basic earnings
  per share - weighted average
  Shares                            2,207,350     2,207,350      2,207,350      2,207,350

Effect of dilutive securities:
  Stock options                             -            -         950,000        950,000
  Convertible preferred stock               -            -       1,960,000      1,960,000
                                   -----------   -----------    -----------    -----------
Denominator for diluted earnings
per share                           2,207,350     2,207,350      5,117,350      5,117,350
                                   ==========   ===========    ===========    ============
Basic earnings per share             $   (.02)    $   (.002)        $  .03        $  .002

Diluted earnings per share           $   (.02)    $   (.002)        $  .01        $  .001


4.   Investments in Common Stock

The following information presents condensed balance sheet information as of December 31, 2000 and June 30, 2000 and condensed income statement information for each of the three months ended December 31, 2000 and 1999 for Comtex:

                         December 31      June 30
                            2000           2000
                        -------------------------
                             (in thousands)
Current assets            $   3,664   $   3,928
Other assets                  3,419       2,049
Current liabilities           3,084       2,612
Long-term liabilities           972         987


                           Three months ended December 31
                            2000                1999
                        ---------------------------------
                                   (in thousands)
Revenues                  $   4,535          $   2,901
Gross profit                  3,169              1,968
Net income                      112                266

5.   Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of the following:

                               Three months ended December 31
                                    2000           1999
                               ------------------------------
Net loss                          $ (43,872)      $ (4,715)
Unrealized gain on investment        19,007           -
                                  ---------------------------
                                  $ (24,865)      $ (4,715)
                                  ---------------------------

Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION
          --------------------------------------------
REVENUE SOURCES AND REVENUE RECOGNITION
---------------------------------------

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

RESULTS OF OPERATIONS
---------------------
Comparison of the three months ended December 31, 2000 to the three months ended December 31, 1999
-------------------------------------------------------------
The Company incurred a net loss of $44,000 during the three months ended December 31, 2000 compared to a net loss of $5,000 during the three months ended December 31, 1999. The increase in net loss is due to a decrease in revenues of $22,000 (31.7%) and an increase in operating costs and expenses of $13,000 (39.9%) and interest expense of $4,000 (9.2%).

Revenue. Revenues decreased to $48,000 during the three months ended December 31, 2000 compared to revenues of $71,000 during the three months ended December 31, 1999, due to a decrease in equity in earnings. Equity in earnings decreased $23,000 (49.3%) due primarily to the decrease in the Company's share of earnings of COMTEX, which reported decreased net income of $112,000 during the three months ended December 31, 2000 compared to $266,000 during the same period ended 1999.

Operating costs and expenses. Operating costs and expenses increased $13,000 (39.9%) to $44,000 during the three months ended December 31, 2000 due to an increase in professional services and general and administrative expenses. Professional services increased $10,000 primarily due to increased accounting and legal fees associated with an audit of the Company's financial statements for the three years ended June 30, 2000. General and administrative expenses increased $3,000 due to an increase in professional expenses associated with an overall increase in activity.

Interest expense. Interest expense increased due to an increase in the note payable balance resulting from compounded interest during the year.


Comparison of the six months ended December 31, 2000 to the six months ended December 31, 1999
---------------------------------------------------------------
The Company earned net income of $70,000 during the six months ended December 31, 2000 compared to net income of $4,000 during the six months ended December 31, 1999. The increase in net income is due to an increase in revenues of $103,000 (76.7%) offset by an increase in operating costs and expenses of $28,000 (66.2%) and interest expense of $8,000 (9.2%).

Revenue. Revenues increased to $237,000 during the six months ended December 31, 2000 compared to revenues of $134,000 during the six months ended December 31, 1999, due to an increase in equity in earnings and miscellaneous income. Equity in earnings increased $42,000 (48.7%) due primarily to the increase in the Company's share of earnings of COMTEX, which reported increased net income of $600,000 during the six months ended December 31, 2000 compared to $542,000 during the same period ended 1999. In addition, for the six months ended December 31, 2000, the Company no longer accounted for the Hadron investment in accordance with the equity method. For the six months ended December 31, 1999, Hadron suffered losses that resulted in lower equity in earnings. The Company also recorded $58,000 in miscellaneous income related to the United Press International (UPI) bankruptcy settlement. The Company had previously written off all amounts associated with UPI.

Operating costs and expenses. Operating costs and expenses increased $28,000 (66.2%) to $70,000 during the six months ended December 31, 2000 due to an increase in professional services and general and administrative expenses. Professional services increased $19,000 primarily due to increased accounting and legal fees associated with an audit of the Company's financial statements for the three years ended June 30, 2000. General and administrative expenses increased $9,000 due to an increase in office expenses associated with an overall increase in activity.

Interest expense. Interest expense increased due to an increase in the note payable balance resulting from compounded interest during the year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company had net working capital of $106,000 at December 31, 2000, including cash and cash equivalents of $117,000. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources.

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

                                   AMASYS CORPORATION
                                   (Registrant)


     Dated:  July 2, 2001          By:  /S/ C.W. GILLULY
                                   -------------------------------------
                                   C.W. Gilluly, Ed.D.
                                   President and Chief Executive Officer
                                   (Principal Executive Officer and
                                   Principal Financial and
                                   Accounting Officer)