Form 10-Q
period 2001-03-31
AMASYS CORP
filed 2001-07-02
CIK 1023198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001 or

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

                       AMASYS CORPORATION
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.  Financial Statements

               Balance Sheets                          3
                at March 31, 2001
                and June 30, 2000

               Statements of Operations                4
                for the Three and Nine Months Ended
                March 31, 2001 and 2000

               Statements of Cash Flows                5
                for the Three and Nine Months Ended
                March 31, 2001 and 2000

               Notes to Financial Statements           6


     Item 2.  Management's Discussion and Analysis     9
                of Financial Condition and Results
                of Operations


Part II Other Information:

     Item 6.    Exhibits and Reports on Form 8-K       11


SIGNATURES
                                                       12

                               AMASYS Corporation

                                 Balance Sheets

                                                          March 31       June 30
                                                            2001          2000
                                                         --------------------------
Assets
Current assets:
 Cash and cash equivalents                               $     75,373  $     41,732
 Interest receivable                                              271         8,225
                                                         --------------------------
Total current assets                                           75,644        49,957

Note receivable                                               965,954       986,954
Investments in common stock                                 1,115,991       946,160
Reorganization value, net                                      16,677        41,696
                                                         --------------------------
Total assets                                              $ 2,174,266   $ 2,024,767
                                                         ==========================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                    $    61,149   $    12,506
                                                         --------------------------
Total current liabilities                                      61,149        12,506

Note payable                                                2,229,144     2,133,152

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares
authorized; 196,000 Series A shares issued and
outstanding                                                     1,960         1,960
Common stock, $.01 par value; 20,000,000 shares
authorized; 2,207,350 shares issued and outstanding            22,073        22,073
Other comprehensive income (loss)                              17,034        (8,308)
Retained earnings (deficit)                                  (157,094)     (136,616)
                                                         --------------------------
Total stockholders' equity (deficit)                         (116,027)     (120,891)
                                                         --------------------------
Total liabilities and stockholders' equity                $ 2,174,266   $ 2,024,767
                                                         ==========================

See accompanying notes.

                               AMASYS Corporation

                            Statements of Operations

                                        Three months ended         Nine months ended
                                             March 31                   March 31
                                          2001        2000          2001       2000
                                      -------------------------------------------------
Revenue:
 Equity in earnings                      $  15,003  $  56,673     $ 144,489   $ 143,757
 Interest income                            27,148     23,438        76,121      70,314
 Miscellaneous income                            -          -        58,203           -
                                      -------------------------------------------------
Total revenue                               42,151     80,111       278,813     214,071
                                      -------------------------------------------------
Costs and expenses:
 Professional services                      50,987        367        87,986      18,430
 General and administrative                 23,535      2,126        40,138       9,670
 Amortization                                8,339      8,340        25,019      25,020
                                      -------------------------------------------------
Total costs and expenses                    82,861     10,833       153,143      53,120
                                      -------------------------------------------------
Operating income (loss)                    (40,710)    69,278       125,670     160,951

Interest expense                            50,156     45,929       146,148     133,831
                                      -------------------------------------------------
Income (loss) before income taxes          (90,866)    23,349       (20,478)     27,120

Provision for income taxes                       -          -             -           -
                                      -------------------------------------------------
Net income (loss)                       $  (90,866)  $ 23,439    $  (20,478)  $  27,120
                                      =================================================
Per share data:

Net income (loss) per share:
 Basic                                  $   (0.04)   $ 0.01       $ (0.01)     $  0.01
                                       ================================================
 Diluted                                $   (0.04)   $ 0.005      $ (0.01)     $  0.01
                                      =================================================
Weighted average number of shares:
 Basic                                   2,207,350  2,207,350     2,207,350   2,207,350
                                      =================================================
 Diluted                                 2,207,350  5,117,350     2,207,350   5,117,350
                                      =================================================

See accompanying notes.

                               AMASYS Corporation

                            Statements of Cash Flows

                                                          Nine months ended March 31
                                                              2001         2000
                                                          ------------    ----------
Operating activities
Net income (loss)                                          $  (20,478)    $   27,120
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
 Equity in earnings                                          (144,489)     (143,757)
 Accrued interest on note payable                             146,148       133,831
 Amortization                                                  25,019        25,020
 Changes in operating assets and liabilities:
 Note receivable                                               21,000             -
 Interest receivable and other current assets                   7,954        19,037
Accounts payable and accrued expenses                          (1,513)      (23,549)
                                                          ------------  ------------
Net cash provided by (used in) operating activities            33,641        37,702
                                                          ------------  ------------
Net increase (decrease) in cash and cash equivalents           33,641        37,702
Cash and cash equivalents at beginning of period               41,732           736
                                                          ------------  ------------
Cash and cash equivalents at end of period                $    75,373   $    38,438
                                                          ===========   ===========

See accompanying notes.

                       AMASYS CORPORATION
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                         March 31, 2001


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

3.   Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                    Three months ended         Nine months ended
                                         March 31                ended March 31
                                   2001           2000          2001        2000
                                ----------------------------------------------------
Numerator:
  Net income (loss)             $  (90,866)    $   23,349   $  (20,478)  $   27,120
                                ====================================================

Denominator:
  Denominator for basic
earnings
  per share - weighted
average
  Shares                          2,207,350     2,207,350    2,207,350    2,207,350

Effect of dilutive
securities:
  Stock options                           -       950,000            -      950,000
  Convertible preferred stock             -     1,960,000            -    1,960,000
                                ---------------------------------------------------
Denominator for diluted
earnings per share                2,207,350     5,117,350    2,207,350    5,117,350
                                ===================================================

Basic earnings per share          $    (.04)      $   .01     $   (.01)      $  .01

Diluted earnings per              $    (.04)      $  .005     $   (.01)      $  .01


4.   Investments in Common Stock

The following information presents condensed balance sheet information as of March 31, 2001 and June 30, 2000 and condensed income statement information for each of the three months ended March 31, 2001 and 2000 for Comtex:

                          March 31     June 30
                            2001         2000
                         -----------------------
                             (in thousands)
Current assets            $   2,961   $   3,928
Other assets                  3,726       2,049
Current liabilities           2,576       2,612
Long-term liabilities           963         987

                        Three months ended March 31
                            2001         2000
                        ---------------------------
                             (in thousands)
Revenues                  $   4,306   $   3,370
Gross profit                  3,135       2,403
Net income                       70         317

5.   Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of the following:

                                 Three months ended March 31
                                     2001         2000
                                 ---------------------------
Net loss                         $ (90,866)   $  23,439
Unrealized gain on investment      (31,678)           -
                                 ---------------------------
                                 $(122,544)   $  23,439
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

RESULTS OF OPERATIONS
---------------------
Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000

The Company incurred a net loss of $91,000 during the three months ended March 31, 2001 compared to net income of $23,000 during the three months ended March 31, 2000. The decrease in net income is due to a decrease in revenues of $38,000 (47.4%) and an increase in operating costs and expenses of $72,000 (664.9%) and interest expense of $4,000 (9.2%).

Revenue. Revenues decreased to $42,000 during the three months ended March 31, 2001 compared to revenues of $80,000 during the three months ended March 31, 2000, due to a decrease in equity in earnings. Equity in earnings decreased $42,000 (73.5%) due primarily to the decrease in the Company's share of earnings of COMTEX, which reported decreased net income of $70,000 during the three months ended March 31, 2001 compared to $317,000 during the same period ended 2000.

Operating costs and expenses. Operating costs and expenses increased $72,000 (664.9%) to $83,000 during the three months ended March 31, 2001 due to an increase in professional services and general and administrative expenses. Professional services increased $51,000 primarily due to increased accounting and legal fees associated with an audit of the Company's financial statements for the three years ended June 30, 2000. General and administrative expenses increased $21,000 due to an increase in professional expenses associated with an overall increase in activity.

Interest expense. Interest expense increased due to an increase in the note payable balance resulting from compounded interest during the year.

Comparison of the nine months ended March 31, 2001 to the nine months ended March 31, 2000

The Company incurred a net loss of $20,000 during the nine months ended March 31, 2001 compared to net income of $27,000 during the nine months ended March 31, 2000. The decrease in net income is due to a increase in revenues of $65,000 (30.2%) offset by an increase in operating costs and expenses of $100,000 (188.3%) and interest expense of $12,000 (9.2%).

Revenue. Revenues increased to $279,000 during the nine months ended March 31, 2001 compared to revenues of $214,000 during the nine months ended March 31, 2000, primarily due to an increase in miscellaneous income. The Company recorded $58,000 in miscellaneous income related to the United Press International
(UPI) bankruptcy settlement. The Company had previously written off all amounts associated with UPI.

Operating costs and expenses. Operating costs and expenses increased $100,000 (188.3%) to $153,000 during the nine months ended March 31, 2001 due to an increase in professional services and general and administrative expenses. Professional services increased $70,000 primarily due to increased accounting and legal fees associated with an audit of the Company's financial statements for the three years ended June 30, 2000. General and administrative expenses increased $30,000 due to an increase in office expenses associated with an overall increase in activity.

Interest expense. Interest expense increased due to an increase in the note payable balance resulting from compounded interest during the year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company had net working capital of $14,000 at March 31, 2001, including cash and cash equivalents of $75,000. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources.

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

                                   AMASYS CORPORATION
                                        (Registrant)


     Dated:  July 2, 2001          By: /S/ C.W. GILLULY
                                   ------------------------------
                                        C.W. Gilluly, Ed.D.
                                        President and Chief Executive Officer
                                       (Principal Executive Officer and
                                        Principal Financial and
                                        Accounting Officer)