Form 10-K405
period 2001-06-30
AMASYS CORP
filed 2001-09-28
CIK 1023198

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.

                                FORM 10-K

(Mark One)

 X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended June 30, 2001; or

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


The Company knows of no trading in its Common Stock since its inception. As of September 21, 2001, there were 1,775,880 shares of stock held by non-affiliates.

As of September 21, 2001, 2,207,350 shares of the Common Stock of the Registrant were outstanding.

                           PART I

Item 1.        Business

Company History

     AMASYS Corporation ("AMASYS" or the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996. As a result of a series of transactions during the 1980's, Infotech, then principally engaged in the information and communications business, acquired equity interests in COMTEX News Network, Inc. ("COMTEX") and Hadron, Inc. ("Hadron").
As of June 30, 2001, AMASYS had a 46% interest in COMTEX (21% on a fully diluted basis, net of shares subject to option by the Company's Chief Executive Officer) and a 3% equity interest in Hadron. The Company's principal business is the maintenance of its equity interests in COMTEX and Hadron and the Company's revenues are derived from equity in earnings and interest income related to these investments.

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

Overview

     AMASYS is the successor to Infotech, pursuant to Infotech's bankruptcy proceeding. AMASYS' primary assets are its equity interests in COMTEX and Hadron, which are also its primary sources of revenue. AMASYS owns 46% (21% on a fully diluted basis) of the outstanding equity of COMTEX, while the remainder is publicly owned. COMTEX aggregates and redistributes diverse real-time global news and information for the Internet, Wall Street and corporate reseller markets. In addition to its 46% equity ownership of COMTEX, the Company also holds a Note in the amount of $953,954 from COMTEX, and owns 202,000 shares of common stock of publicly-held Hadron, Inc., a defense contractor specializing in developing innovative technical intelligence and biodefense solutions in support of U.S. national security. As of June 30, 2001, Hadron had 6,535,804 shares of common stock outstanding. The Company believes that, by virtue of an exemption to the Investment Company Act of 1940 ("1940 Act"), the Company should not be deemed to be an "investment company" and, accordingly, should not be required to register as such. The rules and interpretations of the SEC and the courts relating to the 1940 Act and to its exemptions are highly complex and uncertain in numerous aspects. As a result, no assurance can be given that the Company will not be deemed an "investment company" for purposes of the 1940 Act and be required to register as an investment company, in which case the Company could be subject to legal actions by regulatory authorities and others and could be forced to suspend or terminate operations. The costs of defending any such action could constitute a material part of the Company's assets.

COMTEX News Network, Inc.

     The Company owns 4,693,940 shares of common stock of COMTEX News Network, Inc. (SEC File No. 0-10541), of which 2,540,503 shares are subject to option by the Company's Chief Executive Officer at an exercise price of $.10 per share. COMTEX trades on the OTC Electronic Bulletin Board under the symbol CMTX. COMTEX delivers aggregated content from approximately 10,000 global sources representing a network of over 70 real-time information providers to Web sites and other online, wireless and electronic information services in its distribution network. COMTEX generates its revenues from licensing content and processing services. Real-time denotes the electronic transmission of breaking news stories while events are actually happening and, in most cases, before the story's appearance in print and television media. Using proprietary automated technology, COMTEX re-packages these wires into topical wires called CustomWiresr (see Product and Service Offerings below). Distributor partners choose those CustomWires which best match their applications and end-users' needs. CustomWiresr include topics such as business, finance, environment, healthcare, public companies and energy and can include stories from any or all of COMTEX' publishers.

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

     COMTEX also relies heavily on third party providers for telecommunications, electrical power, internet connectivity, and related or similar services as well as system redundancy for the development and delivery of its products. Failure of, interruption in, or the termination of, these services would also affect the COMTEX' ability to create and deliver products. Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have an adverse effect on revenues.

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

Employees

     At June 30, 2001, the Company had 3 part-time employees. The employees of the Company are not members of a union and the Company believes employee relations are generally good.


Relationship With The Pension Benefit Guaranty Corporation
("PBGC")

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

     COMTEX was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Alabama, Northeastern Division on August 25, 2000. The suit is captioned Clyde Collins Pearson (the "Plaintiff") Individually and In His Capacity As Representative of the Class of Emulex Corporation Shareholders Similarly Situated
v. Internet Wire, Inc.; COMTEX News Network, Inc.; and Emulex Corporation. The suit related to Plaintiff's sale of Emulex Corporation stock in response to a false news release disseminated by or on behalf of various defendants, including COMTEX. The complaint alleged that the defendants failed to take reasonably necessary precautions to prevent the distribution of the false press release attributed to Emulex. Plaintiff is seeking $120,000.00 in actual damages, and additional punitive damages. COMTEX filed a motion to dismiss the complaint, which was granted by the Court and the case was dismissed July 5, 2001. The time for filing a notice of appeal has since expired.

     COMTEX filed a collection action against a former customer in the United States District Court for the Eastern District of Virginia for payments owed under contracts with the defendant corporation. The defendant corporation filed an Answer and Counterclaim alleging COMTEX breached its agreement and seeks damages of $1,000,000 for lost business, loss of reputation and goodwill. The Company intends to vigorously defend itself against the allegations in the counterclaim.

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

     The approximate number of holders of record of the Company's
Common Stock as of September 21, 2001 was 669.

     The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.


Item 6.   Selected Financial Data

     The following table sets forth selected financial data for each of the last five fiscal years of the Company. The Company had no operations prior to the effective date of the Assignment and Assumption Agreement on October 11, 1996.

                                                             Fiscal Year Ended June 30,

(amounts in thousands except per share data)        2001      2000      1999      1998      1997
                                                   ------    ------    ------   -------    ------
Total Revenues                                     $ 213      $ 327     $ 205    $ 183     $ 209

Net Income (Loss)                                   (327)        57       (19)     (69)     (106)

Basic Net Income (Loss) Per Share                   (.15)       .03      (.01)    (.03)     (.05)
Diluted Net Income (Loss) Per Share                 (.15)       .01      (.01)    (.03)     (.05)

                                                    2001      2000      1999      1998      1997
                                                   ------    ------    ------   -------    ------
Balance Sheet Data at Year End:
   Total Assets                                    $2,063    $2,024    $1,812    $1,663    $1,587
   Long-term Obligations                            2,329     2,133     1,953     1,789     1,638
   Stockholders' Deficit                             (353)     (121)     (170)     (151)      (82)


Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operation

REVENUE SOURCES AND REVENUE RECOGNITION

The Company's revenues are derived from equity in earnings and interest income related to investments in COMTEX and Hadron. The Company accounts for its investment in COMTEX using the equity method, whereby the Company records its share of income or loss reported by COMTEX based on its ownership interest. The Company also has a note receivable from COMTEX, which bears interest at 10%. The Company's investment in Hadron was accounted for using the equity method through March 2000. Due to a change in control at Hadron in March 2000, in which a group of investors assumed control of Hadron, the investment has since been accounted for pursuant to SFAS 115 Accounting for Certain Investments in Debt and Equity Securities. The Hadron investment balance at each reporting period is reported based on the stock's trading value with any increases or decreases being presented as unrealized gains or losses in the statement of stockholders' deficit. No investments have been made since the initial acquisition of interests of COMTEX and Hadron in 1996, nor has there been any sale of interests nor any dividends received.

RESULTS OF OPERATIONS

Comparison of the Fiscal Year ended June 30, 2001 to the
Fiscal Year ended June 30, 2000

The Company had a net loss of $(327,000) in 2001 compared to net income of $57,000 in 2000 due to a decrease in revenues of $114,000 (35.0%) and an increase in operating costs and expenses of $252,000 (280.2%).

Revenue. Revenues decreased from $327,000 in 2000 to $213,000 in 2001 primarily due to a decrease in equity in earnings partially offset by an increase in other income. Equity in earnings decreased $176,000 (75.4%) due primarily to the decrease in the Company's share of earnings of COMTEX, which reported net income of $265,000 in 2001 compared to $1,241,000 in 2000. The Company also recorded $58,000 in other income related to the United Press International (UPI) bankruptcy settlement. The Company had previously written off all amounts associated with UPI.

Operating costs and expenses. Operating costs and expenses increased $252,000 (280.2%) to $342,000 in 2001 due to an increase in professional services and general and administrative expenses. Professional services increased $220,000 primarily due to a $77,000 increase in accounting and audit fees associated with audits and reviews of Company's financial statements; a $44,000 increase in legal fees and a $99,000 increase in consulting fees. General and administrative expenses increased $33,000 due to an increase in insurance and state and local taxes.

Interest expense. Interest expense increased due to an increase in the note payable balance resulting from compounded interest during the year.

Comparison of the Fiscal Year ended June 30, 2000 to the
Fiscal Year ended June 30, 1999

The Company earned net income of $57,000 in 2000 compared to a loss of $(19,000) in 1999 due to an increase in revenues of $122,000 (59.7%) offset by an increase in operating costs and expenses of $31,000 (51.4%) and interest expense of $15,000 (9.2%).

Revenue. Revenues increased to $327,000 in 2000 from $205,000 in 1999 due to an increase in equity in earnings and interest income. Equity in earnings increased $102,000 (77.3%) due primarily to the increase in the Company's share of earnings of COMTEX, which reported net income of $1,241,000 in 2000 compared to $456,000 in 1999. Interest income increased from $73,000 in 1999 to $94,000 in 2000 as the average balance of the note receivable from COMTEX outstanding during 2000 was higher than 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a deficiency in working capital of $84,000 at June 30, 2001. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligation through payments of prinicpal and interest from the note receivable from COMTEX.

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


Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

Financial instruments that potentially subject the Company to market risk include the note receivable, note payable and the investment that is classified as available-for-sale. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes and is not exposed to any foreign currency exchange risk. The note receivable and the note payable each bear interest at fixed rates, thereby mitigating any exposure to market risk. The investment in 202,739 shares of Hadron, classified as available-for-sale, had a fair market value of $272,431 at June 30, 2001 and a cost basis of $185,705. The investment is carried at its fair market value. The gross unrealized gains of $86,727 at June 30, 2001 has been recorded as a separate component of stockholders' deficit in other comprehensive income.

Item 8.   Financial Statements and Supplementary Data

     The information required by this item is set forth under
Item 14, which is incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     None.

                              PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

     The following table contains information as of September 21, 2001 as to each director of the Company:

                                  Director         Office Held
Name                              Since     Age    with the Company
----                              -------   ---    ---------------------
C.W. Gilluly, Ed.D.	           1992     55	   Chairman of the Board,
								   President and
								   Chief Executive Officer

Robert F. Delaney <F1><F2>	     1992     76	   Director

Robert J. Lynch, Jr. <F1><F2>      1992     68     Director

Thomas E. McMahan <F1><F2>         1992     58	   Director

Robert A. Nigro <F1><F2>           1992     52     Director

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

     THOMAS E. MCMAHAN is the founder of McMahan Associates, a private corporation that provides strategic investment advice and counsel to the financial information industry. From 1995 to 2000, Mr. McMahan served as senior vice president for corporate development for MERGENT, INC., a $60 million diversified financial information business. Mr. McMahan served as General Manager of Shark Information Systems, a subsidiary of Infotechnology, Inc., in 1993 and served as Vice President for Business Development of Infotechnology, Inc. in 1990. From 1972 though 1990, Mr. McMahan served in various capacities at McGraw-Hill/Standard & Poor's, including Senior Vice President and Chief of Staff of Standard & Poor's Trader Services from 1988 through 1990.

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

     S. AMBER GORDON (47) was appointed Corporate Secretary and Treasurer of the Company in October 1996. Ms. Gordon also serves as the Corporate Secretary of COMTEX, a position she has held since May 1996. Ms. Gordon has been the President of S.A. Gordon Enterprises, Inc., a financial relations and marketing communications firm, since 1985.
Ms. Gordon also served in senior management positions, the most recent of which was Executive Vice President, of Hadron, Inc., an information technology company serving the intelligence community, from June 1991 through August 2000.

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

Item 11.  Executive Compensation

Summary Compensation Table

     The following table sets forth information concerning all compensation paid or accrued by the Company to its President and Chief Executive Officer, during the fiscal year ended June 30, 2001. Neither Dr. Gilluly nor any other officer of the Company receives compensation in excess of $100,000 per year.

                                                             Long-Term
                              Annual  Compensation      Compensation Awards
                              --------------------  ----------------------------
Name and             Fiscal                         Stock Options     All Other
Principal Position    Year      Salary     Bonus       Granted      Compensation
------------------   ------     ------     -----    -------------   ------------
C.W. Gilluly <F1>     2001        -          -            -            $6,805
Chairman              2000        -          -            -            $6,805
                      1999        -          -            -               -

<F1>  Dr. Gilluly has not received any salary since 1992.  In 1996, he received a grant of stock options, described below. In fiscal year 2001 and 2000, the only compensation Dr. Gilluly received was $6,805, paid by the Company for premiums on life insurance and disability policies.

Stock Option Grants

     No stock options were granted during the fiscal year ended
June 30, 2001.  In accordance with the Company's Stock Option
Plan, Dr. Gilluly received a grant of 350,000 options in November
1996, at an exercise price of $0.01 per share. He has not received any further grants.

Options Exercised and Year-End Option Values

   The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of June 30, 2001.

                                   Fiscal Year-End Option Values
 -----------------------------------------------------------------------------------------------------
                Shares                           Number of Shares              Value of Unexercised
             Acquired upon  Value Realized     Underlying Unexercised          In-the Money Options
             Exercise of    From Exercise      Options at June 30, 2001         at June 30, 2001<F1>
Name            Options        of Option    Exercisable     Unexercisable   Exercisable   Unexercisable
----         -------------  --------------  -----------     -------------   -----------   -------------
C.W. Gilluly       -              -          350,000              -          $346,500           -
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


Compensation of Directors

   The Company pays non-employee members of the Board $625 per board meeting, plus travel expenses incurred in connection with attendance at Board meetings. During fiscal year 2001, each of the Company's non-employee directors received compensation of $2,500 for services rendered to the Company.

Employment Agreements

   The Company has no employment agreements.

      Compensation Committee Report on Executive Compensation

2001 Compensation for the President and Chief Executive Officer

     The Committee reports that during the fiscal year ended June
     30, 2001, Dr. Gilluly declined to receive any compensation for his services as President and Chief Executive Officer of the Company.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth information as of September 21, 2001, regarding the beneficial ownership of the Company's Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see "Executive Compensation") and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each named beneficial owner is c/o AMASYS Corp., 4900 Seminary Road, Suite 600, Alexandria, Virginia 22311. Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.

Name and Address of                         Amount and Nature of   Percentage
 Beneficial Owner                           Beneficial Ownership    of Class<F1>
-------------------                         --------------------   -------------
Pension Benefit Guaranty Corporation            1,960,000<F2>          47.0%
1200 K Street, N.W.
Washington, D.C. 20005-4026

C.W. Gilluly, Chairman and CEO                    427,048 <F3>         16.7

Robert F. Delaney, Director                        50,000 <F4>          2.2

Robert J. Lynch, Jr. , Director                    56,245 <F4><F5>      2.5

Robert A. Nigro, Director                          50,000 <F4>          2.2

Thomas E. McMahan, Director                        77,043 <F4>          3.4

Joshua Angel                                      191,578               8.7
c/o Angel & Frankel, P.C.
460 Park Avenue, 8th Floor
New York, NY 10022


Robert Frankel                                    128,901               5.8
c/o Angel & Frankel, P.C.
460 Park Avenue, 8th Floor
New York, NY 10022

S. Amber Gordon                                   300,655 <F6>         12.0

All Directors and Executive Officers as a         960,991 <F7>         31.4
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

      Dr. Gilluly and his spouse also directly own options to acquire an additional 1,807,503 shares of COMTEX Common Stock.

                              PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. (a)  Financial Statements of AMASYS Corporation

               Report of Independent Auditors               F-1

               Balance Sheets at June 30, 2001 and 2000     F-2

               Statements of Operations for the fiscal
                 years ended June 30, 2001, 2000, and 1999  F-3

               Statement of Stockholders' Deficit
                 for the fiscal years ended June 30, 2001,
                 2000 and 1999                              F-4

               Statements of Cash Flows for the fiscal
               years ended June 30, 2001, 2000 and 1999     F-5

               Notes to Financial Statements                F-6

             (b)  Financial Statements of COMTEX News Network, Inc.
               Financial statements of COMTEX News Network, Inc. for the fiscal year ended June 30, 2001 (incorporated by reference from the COMTEX News Network, Inc. Form 10-K for the fiscal year ended June 30, 2001).

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

3.1               Restated Certificate of Incorporation of
                  AMASYS Corporation (incorporated by reference to the Company's Form 8-A filed on October 15,
                  1996).

3.2 Bylaws of AMASYS Corporation (incorporated by reference to the Company's Form 8-A filed on October 15, 1996).

10.1              AMASYS Corporation Stock Option Plan
                  (incorporated by reference to the Company's
                  Form 10-K, for the year ended June 30,2000, filed on July 2, 2001).

10.2              Second Amendment to Amended, Consolidated and
                  Restated 10% Senior Subordinated Secured Note.



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

Date:  September 28, 2001


AMASYS CORPORATION


By: /S/ C.W. GILLULY
    C.W. Gilluly, Ed.D.
    President and Chief Executive Officer
    (Principal Executive Officer and
     Principal Financial and Accounting Officer)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature               Title               Date


/S/ C.W. GILLULY             Chairman        September 28, 2001
C.W. Gilluly, Ed.D.          and Director

/S/ ROBERT F. DELANEY        Director        September 28, 2001
Robert F. Delaney

/S/ ROBERT  J. LYNCH, JR.    Director        September 28, 2001
Robert J. Lynch, Jr.

/S/ THOMAS E. MCMAHAN        Director        September 28, 2001
Thomas E. McMahan

/S/ ROBERT A.NIGRO           Director        September 28, 2001
Robert A. Nigro

               Report of Independent Auditors

Board of Directors
AMASYS Corporation

We have audited the accompanying balance sheets of AMASYS Corporation (the "Company") as of June 30, 2001 and 2000 and the related statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMASYS Corporation at June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.



McLean, Virginia
September 10, 2001

                               AMASYS Corporation
                                 Balance Sheets
                                                          June 30,
                                                    2001             2000
                                              ------------------------------
Assets
Current assets:
 Cash and cash equivalents                  $        2,252     $      41,732
 Interest receivable                                    -              8,225
                                              ------------------------------
Total current assets                                 2,252            49,957

Note receivable - related party                    953,954           986,954
Investments in common stock                      1,098,640           946,160
Reorganization value, net                            8,338            41,696
                                              ------------------------------
Total assets                                   $ 2,063,184     $   2,024,767
                                              ==============================
Liabilities and stockholders' deficit
Current liabilities:
 Accounts payable and accrued expenses       $      86,541     $      12,506
                                              ------------------------------
Total current liabilities                           86,541            12,506

Note payable - related party                     2,329,455         2,133,152

Stockholders' deficit:
Preferred stock, $.01 par value; 1,000,000
shares authorized; 196,000 Series A shares
issued and outstanding; liquidation value
$1,960,000                                           1,960             1,960
Common stock, $0.01 par value; 20,000,000
shares authorized; 2,207,350 shares issued
and outstanding                                     22,073            22,073
Other comprehensive income (loss)                   86,727            (8,308)
Retained deficit                                  (463,572)         (136,616)
                                              ------------------------------
Total stockholders' deficit                       (352,812)         (120,891)
                                              ------------------------------
Total liabilities and stockholders'
deficit                                       $  2,063,184      $  2,024,767
                                              ==============================

See accompanying notes.

                     AMASYS Corporation
                  Statements of Operations

                                          Years ended June 30,
                                      2001         2000        1999
                                  -------------------------------------
Revenue:
 Equity in earnings               $    57,445    $ 233,361    $ 131,605
                                       57,445
 Interest income                       97,045       93,751       73,288
 Other income                          58,203       -              -
                                  -------------------------------------
Total revenue                         212,693      327,112      204,893
                                  -------------------------------------
Costs and expenses:
 Professional services                258,924       39,348       16,650
 General and administrative            50,128       17,346        9,462
 Amortization                          33,358       33,358       33,358
                                  -------------------------------------
Total costs and expenses              342,410       90,052       59,470
                                  -------------------------------------
Operating (loss) income              (129,717)     237,060      145,423

Interest expense                      197,239      179,761      164,613
                                  -------------------------------------
Income (loss) before income taxes    (326,956)      57,299      (19,190)

Provision for income taxes               -            -            -
                                  -------------------------------------
Net income (loss)                  $ (326,956)    $ 57,299    $ (19,190)
                                  =====================================
Per share data:

Net income (loss) per share:
 Basic                             $     (.15)    $    .03    $    (.01)
                                  =====================================
 Diluted                           $     (.15)    $    .01    $    (.01)
                                  =====================================

Weighted average number of shares:
shares:
 Basic                              2,207,350    2,207,350    2,207,350
                                  =====================================
 Diluted                            2,207,350    5,117,350    2,207,350
                                  =====================================

See accompanying notes.

ADD STOCKHOLDER DEFICIT CHART HERE

                               AMASYS Corporation
                            Statements of Cash Flows

                                                                   Year ended June 30,
                                                             2001        2000          1999
                                                         -------------------------------------
Operating activities
Net income (loss)                                        $ (326,956)   $ 57,299     $ (19,190)
Adjustments to reconcile net income
(loss) to net cash provided by (used
in) operating activities:
 Equity in earnings                                         (57,445)   (233,361)     (131,605)
 Accrued interest on note payable                           196,303     179,761       164,613
 Amortization                                                33,358      33,358        33,358
 Changes in operating assets and
liabilities:
 Interest receivable and other                               8,225       20,275       (53,777)
current assets
Accounts payable and accrued expenses                       74,035      (16,336)        3,650
                                                         -------------------------------------
Net cash provided by (used in) operating activities        (72,480)      40,996        (2,951)

Financing activities
Proceeds from note receivable                               33,000        -             -
                                                         -------------------------------------
Net cash provided by financing activities                   33,000        -             -
                                                         -------------------------------------
Net increase (decrease) in cash and cash equivalents       (39,480)      40,996        (2,951)
Cash and cash equivalents at beginning of year              41,732          736         3,687
                                                         -------------------------------------
Cash and cash equivalents at end of  year                 $  2,252   $   41,732      $    736
                                                         =====================================

See accompanying notes.

1.  Organization and Basis of Presentation

AMASYS Corporation (the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996. The Company's primary assets are its equity interests in and note receivable from Comtex News Network ("Comtex") and Hadron, Inc. ("Hadron"), which are also its principal sources of revenue. The Company owns 4,693,940 shares of Comtex, of which 2,540,503 shares are subject to option by the Company's Chief Executive Officer at an exercise price of $.10 per share. This results in an effective interest, for purposes of applying the equity method, in Comtex at June 30, 2001 of approximately 21%. The Company owns approximately 3% of the outstanding common stock of Hadron.

The Company's principal business is the maintenance of its equity interests in Comtex and Hadron and the Company's revenues are derived from equity in earnings and interest income related to these investments.

2.  Summary of Significant Accounting Policies

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company deposits its cash, which at times may be in excess of the FDIC insurance limits, with high credit quality financial institutions.

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

The Company has an equity interest in the common stock of Hadron. This equity investment is classified as available for sale and reported at fair value. Unrealized gain or loss on this security is reported in other comprehensive income, a component of stockholders' deficit. The investment in Hadron was accounted for using the equity method until March 2000 when a change in control of Hadron occurred.

Reorganization Value

Reorganization value represents the difference between the fair value of assets and liabilities assigned and assumed in connection with the Assignment and Assumption Agreement and is amortized using the straight-line method for a period of five years. In each of the fiscal years ended June 30, 2001, 2000 and 1999, the Company recorded amortization of $33,358. As of June 30, 2001 and 2000, respectively, the accumulated amortization was $158,450 and $125,092.

Income Taxes

The Company provides for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are anticipated to reverse.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to
Employees" using the intrinsic value method. The Company has granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant, and, accordingly, recognized no compensation expense for the stock option grants.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company anticipates that the adoption of these new pronouncements will not have a significant effect on its financial statements.

3.  Investments in Common Stock

The Company investments in common stock consist of the
following:
                                         June 30,
                                 2001            2000
                             -------------  --------------
Hadron, Inc.                 $    272,434    $   177,399
Comtex News Network               826,206        768,761
                             -------------  --------------
                             $  1,098,640    $   946,160
                             =============  ==============

The aggregate market value of the investments in common stock as of June 30, 2001, based on the trading price on or nearest to that date totaled $272,434 and $1,615,078 for Hadron and Comtex, respectively. The market value of the investment in Comtex is based on the Company's effective interest of approximately 21% of Comtex' outstanding common stock.

The following information presents condensed balance sheet information as of June 30, 2001 and 2000 and condensed income statement information for each of the years ended
June 30, 2001, 2000 and 1999 for Comtex:

                                       June 30,
                                    2001       2000
                                 ---------------------
                                    (in thousands)
Current assets                   $  2,633     $  3,928
Other assets                        3,932        2,049
Current liabilities                 2,502        2,612
Long-term liabilities                 954          987


                               2001        2000         1999
                            ----------------------------------
                                       (in thousands)

Revenues                    $  16,598    $   12,645  $   7,557
Gross profit                   11,920         8,823      4,744
Net income                        265         1,241        456

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

On August 31, 2001, AMASYS and COMTEX signed an amendment to the Note Payable to AMASYS, (Second Amendment to Amended, Consolidated and Restated 10% Senior Subordinated Secured
Note) (the "Amended Note") extending the term of the note until July 1, 2008. In addition to the extension of the term, the Amended Note includes a provision for AMASYS to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of COMTEX. The Amended Note is convertible at a price of $1.00 per share, which price increases by $0.10 upon each anniversary of the amendment.

5.  Note Payable - Related Party

The Company entered into a Note Payable Agreement dated June
21, 1996 with the Pension Benefit Guaranty Corporation
("PBGC"). PBGC also is the holder of the Company's Series A preferred stock - see note 8. The note accrues interest at the rate of 9% per annum compounded semi-annually.
The note is to be paid prior to its maturity on December 31, 2006 from any proceeds received by the Company from PBGC's pro-rata share of the proceeds of any and all sales of the Company's stock positions in Comtex and Hadron and value received from the 10% Senior Subordinated Note issued by Comtex to the Company on May 16, 1995. If neither of the above events occurs prior to December 31, 2006, the note will be considered cancelled.

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

6.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  June 30,
                                                       2001         2000            1999
                                                 -------------------------------------------
Numerator:
  Net income (loss)                               $ (326,956)       $ 57,299      $ (19,190)
                                                 ===========================================
Denominator:
  Denominator for basic earnings
  per share - weighted average
  shares                                            2,207,350      2,207,350       2,207,350

Effect of dilutive securities:
  Stock options                                             -        950,000               -
  Convertible preferred stock                               -      1,960,000               -
                                                 --------------------------------------------
  Denominator for diluted earnings per share        2,207,350      5,117,350       2,207,350
                                                 ============================================
Basic net income(loss) per share                   $     (.15)      $     .03    $       (.01)

Diluted net income (loss) per share                $     (.15)      $     .01    $       (.01)

7.  Income Taxes


The following table reconciles the assumed statutory income tax to with the effective rate of income tax expense:

                                                 Year ended June 30,
                                         ----------------------------------
                                           2001         2000         1999
                                         ----------------------------------
Tax (benefit)expense at statutory rate   (32.1)%       (32.1)%      (32.1)%
Reconciling items:
 Permanent items                           4.5             -            -
 State income taxes                       (5.5)         (5.5)        (5.5)
 Change in valuation allowance            33.1          37.6         37.6
                                         ----------------------------------
Effective tax rate                        (0.0)%        (0.0)%       (0.0)%
                                         ==================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

                                               June 30,
                                     ---------------------------
                                       2001            2000
                                     ---------------------------
Net operating loss carryforwards     $ 7,747,297     $ 7,617,330

Equity method reporting                 (236,292)       (214,675)
                                     ---------------------------
                                       7,511,005       7,402,655
Valuation allowance                   (7,511,005)     (7,402,655)
                                     ---------------------------
Net deferred tax asset               $     -         $    -
                                     ===========================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2001 and 2000.

As of June 30, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20.6 million, most of which will have expired by 2011.

8.  Stockholders Equity

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

At June 30, 2001, 2000, and 1999, 950,000 options were
outstanding and exercisable. All options outstanding were granted in November 1996. There has been no stock option activity since the initial grants of stock options. The exercise price of all options is $.01 per share. The weighted average remaining contractual life of options outstanding at June 30, 2001, 2000, and 1999 is 5.3 years,
6.3 years, and 7.3 years, respectively.

9. Selected Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended June 30, 2001 and 2000. The results for the quarter ended September 30, 2000 reflect an adjustment due to stock-based compensation recorded by Comtex, which was not included in Amasys' Form 10-Q for that period.

                                                     Quarter Ended:
                              -------------------------------------------------------------------------
                               September 30, 2000   December 31, 2000    March 31,2001   June  30, 2001
                              -------------------------------------------------------------------------
Revenues                      $  120,904             $   48,483          $   42,151     $    1,155
Gross Profit                     120,904                 48,483              42,151          1,155
Net Income/(Loss)                 46,985                (43,872)            (90,866)      (239,203)
Net Income/(Loss) per share
basic                         $     0.02             $    (0.02)         $    (0.04)    $    (0.11)
Shares used in per share
calculation, basic             2,207,350              2,207,350           2,207,350      2,207,350
Net Income per share, diluted
diluted                       $     0.01             $    (0.02)         $    (0.04)    $    (0.15)
Shares used in per share
calculation, diluted           5,117,350              2,207,350           2,207,350      2,207,350


9. Selected Quarterly Financial Information (Unaudited) (continued)

                                                        Quarter Ended:
                               -------------------------------------------------------------------------
                               September 30, 1999   December 31, 1999    March 31, 2000    June 30, 2000
                               -------------------------------------------------------------------------
Revenues                          $   63,012         $    70,948            $   80,111        $  113,041
Gross Profit                          62,012              70,948                80,111           113,041
Net Income                             8,486              (4,715)               23,349            30,179

Net Income per share basic
                                  $    0.004         $    (0.002)           $    0.011       $     0.014
Shares used in per share
calculation, basic                 2,207,350           2,207,350             2,207,350         2,207,350
Net Income per share, diluted     $    0.002         $    (0.002)           $    0.005       $     0.006
Shares used in per share
calculation, diluted               5,117,350           2,207,350             5,117,350         5,117,350