Form 10-Q
period 2001-09-30
AMASYS CORP
filed 2001-11-14
CIK 1023198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001 or

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

                   Yes / /        No /X/

As of November 11, June 22, 2001, 2,207,350 shares of the Common
Stock of the registrant were outstanding.

                       AMASYS CORPORATION
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.  Financial Statements

               Balance Sheets                          3
                at September 30, 2001
                and June 30, 2001

               Statements of Operations                4
                for the Three Months Ended
                September 30, 2001 and 2000

               Statements of Cash Flows                5
                for the Three Months Ended
                September 30, 2001 and 2000

               Notes to Financial Statements           6


     Item 2.  Management's Discussion and Analysis     9
                of Financial Condition and Results
                of Operations


Part II Other Information:

     Item 6.    Exhibits and Reports on Form 8-K       10


SIGNATURES
                                                       11

                          AMASYS Corporation

                            Balance Sheets


                                              September 30       June 30
                                                  2001            2001
                                              ------------------------------
Assets
Current assets:
 Cash and cash equivalents                     $     2,987      $      2,252
 Interest receivable                                 7,900               -
                                              ------------------------------
Total current assets                                10,887             2,252

Note receivable                                    947,954           953,954
Investments in common stock                      1,347,405         1,098,640
Reorganization value, net                                -             8,338
                                              ------------------------------
Total assets                                   $ 2,306,246       $ 2,063,184
                                              ==============================
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses         $   178,769       $    86,541
                                              ------------------------------
Total current liabilities                          178,769            86,541

Note payable                                     2,329,455         2,329,455

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000
shares authorized; 196,000 Series A shares
issued and outstanding                               1,960             1,960
Common stock, $0.01 par value; 20,000,000
shares authorized; 2,207,350 shares issued          22,073            22,073
and outstanding
Other comprehensive income (loss)(loss)            321,143            86,727
Retained earnings (deficit)                       (547,154)         (463,572)
                                              -------------------------------
Total stockholders' equity (deficit)              (201,978)         (352,812)
                                              -------------------------------
Total liabilities and stockholders' equity     $ 2,306,246       $ 2,063,184
                                              ===============================
See accompanying notes.

                               AMASYS Corporation

                            Statements of Operations


                                          Three months ended September 30
                                              2001              2000
                                          --------------------------------
Revenue:
 Equity in earnings                         $  14,348          $ 105,377
 Interest income                               23,724             24,599
 Miscellaneous income                               -             58,203
                                          --------------------------------
Total revenue                                  38,072            188,179
                                          --------------------------------
Costs and expenses:
 Professional services                         56,221             10,127
 General and administrative                     4,683              7,456
 Amortization                                   8,338              8,340
                                          --------------------------------
Total costs and expenses                       69,242             25,923
                                          --------------------------------
Operating income (loss)                       (31,170)           162,256

Interest expense                               52,413             47,996
                                          --------------------------------
Income (Loss) before income taxes             (83,583)           114,260

Provision for income taxes                          -                  -
                                          --------------------------------
Net income (loss)                           $ (83,583)         $ 114,260
                                          ================================
Per share data:

Net income (loss) per share:
 Basic                                      $    (.04)         $    0.05
                                          ================================
 Diluted                                    $    (.04)         $    0.02
                                          ================================

Weighted average number of shares:
 Basic                                      2,207,350          2,207,350
                                          ================================
 Diluted                                    2,207,350          5,117,350
                                          ================================

See accompanying notes.

                                AMASYS Corporation

                            Statements of Cash Flows


                                                Three months ended September 30
                                                    2001              2000
                                                -------------------------------
Operating activities
Net (loss) income                                  $  (83,583)    $   114,260
Adjustments to reconcile(loss) net (loss)
income (loss) to net cash (used in) provided
by operating activities:
 Equity in earnings                                   (14,348)       (105,377)
 Accrued interest on note payable                      52,413          47,996
 Amortization                                           8,338           8,340
 Changes in operating assets and liabilities:
 Interest receivable and other current assets          (7,900)          8,225
   Accounts payable and accrued expenses               39,815               -
                                                -------------------------------
Net cash (used in) provided by operating               (5,265)         73,444
activities

Financing activities
Proceeds from note receivable                           6,000           6,000
                                                -------------------------------
Net cash provided by financing activities               6,000           6,000

Net increase in cash and cash equivalents                 735          79,444
Cash and cash equivalents at beginning of period        2,252          41,732
                                                -------------------------------
Cash and cash equivalents at end of period         $    2,987      $  121,176
                                                ===============================

See accompanying notes.

                       AMASYS CORPORATION
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                       September 30, 2001


1.   Basis of Presentation

The accompanying interim financial statements of AMASYS Corporation (the "Company" or "AMASYS") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 ("2001 Form 10-K"), filed with the Securities and Exchange Commission on September 28, 2001.

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

3.   Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three months ended
                                                          September 30,
                                                     2001                2000
                                                ---------------------------------
Numerator:
  Net income                                    $    (83,583)         $   114,260
                                                =================================
Denominator:
  Denominator for basic earnings
  per share - weighted average
  Shares                                           2,207,350            2,207,350

Effect of dilutive securities:
  Stock options                                            -              950,000
  Convertible preferred stock                              -            1,960,000
                                                ---------------------------------
  Denominator for diluted earnings per share       2,207,350            5,117,350
                                                =================================

Basic earnings per share                        $       (.04)         $       .05

Diluted earnings per share                      $       (.04)         $       .02

4.   Investments in Common Stock

The following information presents condensed balance sheet information as of September 30, 2001 and June 30, 2001 and condensed income statement information for each of the three months ended September 30, 2001 and 2000 for Comtex:

                              September 30      June 30
                                  2001           2001
                              ---------------------------
                                    (in thousands)
Current assets                 $   2,674     $   2,633
Other assets                       3,848         3,932
Current liabilities                2,349         2,502
Long-term liabilities                945           954

                            Three months ended September 30
                                2001              2000
                            -------------------------------
                                    (in thousands)
Revenues                        $   3,464         $   4,161
Gross profit                        2,386             3,001
Net income                             69               173

5.   Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of the following:

                                   Three months ended September 30
                                       2001               2000
                                   --------------------------------
Net income (loss) gain income        $   (83,583)         $ 114,260
Unrealized gain on investment            234,416             38,013
                                   --------------------------------
                                     $   150,833          $ 152,273
                                   ================================

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2001
to the three months ended September 30, 2000

The Company had a net loss of $84,000 during the three months ended September 30, 2001 compared to net income of $114,000 during the three months ended September 30, 2000. The decrease in net income is due to a decrease in revenues of $150,000 (79.8%) and an increase in operating costs and expenses of $43,000 (167.1%).

Revenue. Revenues decreased to $38,000 during the three months ended September 30, 2001 compared to revenues of $188,000 during the three months ended September 30, 2000, due to a decrease in equity in earnings and miscellaneous income.
Equity in earnings decreased $91,000 (86.4%) due primarily to the decrease in the Company's share of earnings of COMTEX, which reported decreased net income of $69,000 during the three months ended September 30, 2001 compared to $488,000 during the same period ended 2000. The Company also recorded $58,000 in miscellaneous income related to the United Press International
(UPI) bankruptcy settlement during the three months ended September 30, 2000. . The Company had previously written off all amounts associated with UPI.

Operating costs and expenses. Operating costs and expenses increased $43,000 (167.1%) to $69,000 during the three months ended September 30, 2001 due to an increase in professional services. Professional services increased $46,000 primarily due to a $23,000 increase in accounting and audit fees associated with the audit of the Company's financial statements and a $23,000 increase in consulting fees.

Interest expense. Interest expense increased due to an increase in the note payable balance resulting from compounded interest during the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a deficiency in working capital of $168,000 at September 30, 2001. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligation through payments of principal and interest from the note receivable from Comtex.


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

                                   AMASYS CORPORATION
                                        (Registrant)


     Dated:  November 14, 2001          By: /S/ C.W. GILLULY
                                        C.W. Gilluly, Ed.D.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer
                                          and Principal Financial and
                                          Accounting Officer)