Form 10-K405/A
period 2001-06-30
AMASYS CORP
filed 2002-01-28
CIK 1023198

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.

                             FORM 10-K/A

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

                             PART II

Item 8.        Financial Statements and Supplementary Data

          The registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 2001 to include a revised independent auditors' report which includes the signature thereof. The financial statements required by this report are hereby incorporated by reference to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2001.



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

                              /s/Ernst & Young LLP



McLean, Virginia
September 10, 2001

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  January 28, 2002


AMASYS CORPORATION


By: /S/ C.W. GILLULY
    -----------------
    C.W. Gilluly, Ed.D.
    President and Chief Executive Officer
    (Principal Executive Officer and
     Principal Financial and Accounting Officer)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature                    Title           Date


/S/ C.W. GILLULY
- ------------------
C.W. Gilluly, Ed.D.          Chairman
                             and Director    January 28, 2002

/S/ ROBERT F. DELANEY
- ------------------
Robert F. Delaney            Director        January 28, 2002

/S/ ROBERT  J. LYNCH, JR.
- ------------------
Robert J. Lynch, Jr.         Director        January 28, 2002

/S/ THOMAS E. MCMAHAN
- ------------------
Thomas E. McMahan            Director        January 28, 2002

/S/ ROBERT A.NIGRO
- ------------------
Robert A. Nigro              Director        January 28, 2002