Form 10-Q
period 2001-12-31
AMASYS CORP
filed 2002-02-13
CIK 1023198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2001 or

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

                   Yes / /        No /X/

As of February 4, 2002, 2,207,350 shares of the Common Stock of the registrant were outstanding.

                       AMASYS CORPORATION
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.  Financial Statements

               Balance Sheets                               3
                at December 31, 2001 (unaudited)
                and June 30, 2001

               Statements of Operations                     4
                for the Three and Six Months Ended
                December 31, 2001 and 2000 (unaudited)

               Statements of Cash Flows                     5
                for the Six Months Ended
                December 31, 2001 and 2000  (unaudited)

               Notes to Financial Statements                6


Item 2.  Management's Discussion and Analysis               9
                of Financial Condition and Results
                of Operations


Part II Other Information:

     Item 6.    Exhibits and Reports on Form 8-K            10


SIGNATURES                                                  11

                               AMASYS Corporation

                                 Balance Sheets

                                               December 31      June 30
                                                   2001          2001
                                               -----------   -----------
Assets
Current assets:
 Cash and cash equivalents                     $     3,432     $   2,252
 Interest receivable                                15,625          -
                                               -----------   -----------
Total current assets                                19,057         2,252

Note receivable                                    941,954       953,954
Investments in common stock                      1,195,952     1,098,640
Reorganization value, net                            -             8,338
                                               -----------   -----------
Total assets                                   $ 2,156,963   $ 2,063,184
                                               ===========   ===========

Liabilities and stockholders' deficit
Current liabilities:
 Accounts payable and accrued expenses         $    68,669   $    86,541
 Note payable - stockholder                        120,000       -
                                               -----------   -----------
Total current liabilities                          188,669        86,541

Note payable                                     2,434,280     2,329,455

Stockholders' deficit:
Preferred stock, $.01 par value; 1,000,000
shares authorized; 196,000 Series A shares
issued and outstanding                               1,960         1,960
Common stock, $0.01 par value; 20,000,000
shares authorized; 2,207,350 shares issued
and outstanding                                     22,073        22,073

Other comprehensive income                         169,089        86,727
Retained deficit                                  (659,108)     (463,572)
                                               -----------   -----------
Total stockholders' deficit                       (465,986)     (352,812)

Total liabilities and stockholders' deficit    $ 2,156,963   $ 2,063,184
                                               ============  ============
See accompanying notes.

                                             AMASYS Corporation

                                          Statements of Operations

                                           Three months ended         Six months ended
                                               December 31               December 31
                                            2001          2000        2001          2000
                                        ------------------------   ------------------------
Revenue:
 Equity in earnings                     $     602       $ 24,109     $  14,950     $129,486
 Interest income                           23,449         24,374        47,173       48,973
 Miscellaneous income                        -              -            -           58,203
                                        ------------------------   ------------------------
Total revenue                              24,051         48,483        62,123      236,662
                                        ------------------------   ------------------------

Costs and expenses:
 Professional services                     73,457         26,872       129,679       36,999
 General and administrative                 9,802          9,147        14,483       16,603
 Amortization                                -             8,340         8,338       16,680
                                        -------------------------   -----------------------
Total costs and expenses                   83,259         44,359       152,500       70,282
                                        -------------------------   -----------------------

Operating income (loss)                   (59,208)         4,124       (90,377)     166,380

Interest expense                           52,746         47,996       105,159       95,992
                                        -------------------------   -----------------------
Income (loss) before income taxes       $(111,954)      $(43,872)    $(195,536)    $ 70,388

Provision for income taxes                      -              -            -             -
                                        -------------------------   -----------------------
Net income (loss)                       $(111,954)      $(43,872)    $(195,536)    $ 70,388
                                        =========================   =======================
Per share data:

Net income (loss) per share:
 Basic                                  $   (0.05)      $  (0.02)    $  (0.09)     $   0.03
                                        =========================   =======================
 Diluted                                $   (0.05)      $  (0.02)    $  (0.09)     $   0.01
                                        =========================   =======================

Weighted average number of shares:
 Basic                                  2,207,350      2,207,350    2,207,350     2,207,350
                                        =========================   =======================
 Diluted                                2,207,350      2,207,350    2,207,350     5,117,350
                                        =========================   =======================
See accompanying notes.

                               AMASYS Corporation

                            Statements of Cash Flows

                                                          Six months ended December 31
                                                              2001            2000
                                                          -----------------------------
Operating activities
Net (loss) income                                         $  (195,536)   $   70,388
Adjustments to reconcile  net (loss) income to net cash
(used in) provided by operating activities:
 Equity in earnings                                           (14,950)     (129,486)
 Accrued interest on note payable                             104,825        95,992
 Amortization                                                   8,338        16,679
 Changes in operating assets and liabilities:
 Interest receivable and other current assets                 (15,625)        8,225
   Accounts payable and accrued expenses                      (17,872)       (1,513)
                                                          -----------------------------
Net cash (used in) provided by operating activities          (130,820)       60,285

Financing activities
Proceeds from note receivable                                  12,000        15,000
Proceeds from issuance of stockholder note payable            120,000          -
                                                          -----------------------------
Net cash provided by financing activities                     132,000        15,000

Net increase in cash and cash equivalents                       1,180        75,285
Cash and cash equivalents at beginning of period                2,252        41,732
                                                          -----------------------------
Cash and cash equivalents at end of period                $     3,432     $ 117,017
                                                          =============================
See accompanying notes.

                       AMASYS CORPORATION
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                        December 31, 2001


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

2.   Notes Payable

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

On February 1, 2002 the Company and PBGC entered into an agreement in which the Company will pay PBGC approximately $190,000 for full satisfaction of the note payable. The closing of this transaction is expected to take place in February 2002. The difference between the carrying amount of the debt at that time and the payment will result in a gain to the Company.

The Company entered into a Note Payable Agreement in the amount of $120,000 dated December 21, 2001 with the President and Chief
Executive Officer of the Company. The note accrues interest at a rate of 10% per annum and is payable on demand. The Company accrued interest expense of $334 as of December 31, 2000.

3.   Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                              Three months ended     Six months ended December
                                                 December 31,                   31,
                                              2001         2000          2001         2000
                                           -----------------------------------------------------
Numerator:
  Net income                               $ (111,954)    $ (43,872)   $ (195,536) $    70,388

Denominator:
  Denominator for basic earnings
  per share - weighted average
  shares                                     2,207,350     2,207,350     2,207,350   2,207,350

Effect of dilutive securities:
  Stock options                                      -             -             -     950,000
  Convertible preferred stock                        -             -             -   1,960,000
                                           -----------------------------------------------------
Denominator for diluted
earnings per share                           2,207,350     2,207,350     2,207,350   5,117,350
                                           =====================================================
Basic earnings per share                   $     (.05)     $   (.02)     $    (.09)  $     .03

Diluted earnings per share                 $     (.05)     $   (.02)     $    (.09)  $     .01

4.   Investments in Common Stock

The   following  information  presents  condensed  balance  sheet information as of December 31, 2001 and June 30, 2001 and condensed income statement information for each of the three months ended December 31, 2001 and 2000 for Comtex:

                              December 31     June 30
                                  2001         2001
                              ------------------------
                                    (in thousands)
Current assets                  $   2,320    $   2,633
Other assets                        3,729        3,932
Current liabilities                 1,836        2,502
Long-term liabilities                 942          954

                                  Three months ended
                                    December 31
                                  2001         2000
                                -----------------------
                                    (in thousands)
Revenues                        $   3,198    $   4,325
Gross profit                        2,199        3,169
Net income                              3          112

5.   Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of the following:

                               Three months ended December 31
                                   2001             2000
                               --------------------------------
Net loss                       $  (111,954)          $ (43,872)
Unrealized gain (loss) on
investment                        (152,054)            19,007
                               --------------------------------
                               $  (264,008)          $ (24,865)

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

RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2001 to the three months ended December 31, 2000

The Company had a net loss of $112,000 during the three months ended December 31, 2001 compared to a net loss of $44,000 during the three months ended December 31, 2000. The decrease in net income is due to a decrease in revenues of $24,000 (50.4%), an increase in operating costs and expenses of $39,000 (87.7%), and an increase in interest expense of $5,000 (9.9%).

Revenue. Revenues decreased to $24,000 during the three months ended December 31, 2001 compared to revenues of $48,000 during the three months ended December 31, 2000, due to a decrease in equity in earnings. Equity in earnings decreased $24,000 (97.5%) due primarily to the decrease in the Company's share of earnings of COMTEX, which reported decreased net income of $3,000 during the three months ended December 31, 2001 compared to $112,000 during the same period ended 2000.

Operating costs and expenses. Operating costs and expenses increased $39,000 (87.7%) to $83,000 during the three months ended December 31, 2001 due to an increase in professional services. Professional services increased $47,000 primarily due to a $35,000 increase in consulting fees pertaining to corporate strategic planning and $10,000 in payment of fees to non-employee members of the Board of Directors, who had previously received no
compensation.    The increase was offset by a reduction in
amortization expense of $8,000 due to reorganization value becoming fully amortized.

Interest expense. Interest expense increased due to an increase in the note payable balance resulting from compounded interest during the year.

Comparison of the six months ended December 31, 2001 to the six months ended December 31, 2000

The Company had a net loss of $196,000 during the six months ended December 31, 2001 compared to net income of $70,000 during the six months ended December 31, 2000. The decrease in net income is due to a decrease in revenues of $175,000 (73.8%), an increase in operating costs and expenses of $82,000 (117%), and an increase in interest expense of $9,000 (9.5%).

Revenue. Revenues decreased to $62,000 during the six months ended December 31, 2001 from $237,000 during the six months ended December 31, 2000, due to a decrease in equity in earnings and miscellaneous income. Equity in earnings decreased $115,000 (88.5%) due primarily to the decrease in the Company's share of earnings of COMTEX, which reported decreased net income of $72,000 during the six months ended December 31, 2001 compared to $286,000 during the same period ended 2000. The Company also recorded $58,000 in miscellaneous income related to the United Press International (UPI) bankruptcy settlement during the six
months ended December 31, 2000.   The Company had previously
written off all amounts associated with UPI.

Operating costs and expenses. Operating costs and expenses increased $82,000 (117%) to $153,000 during the six months ended December 31, 2001 due to an increase in professional services. Professional services increased $93,000 due to a $20,000 increase in audit and legal fees associated with the audit of the Company's financial statements, a $63,000 increase in consulting fees pertaining to corporate strategic planning and $10,000 in payment of fees to non-employee members of the Board of Directors, who had previously received no compensation.
Interest expense. Interest expense increased due to an increase in the note payable balance resulting from compounded interest during the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a deficiency in working capital of $170,000 at December 31, 2001. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. The Company received $120,000 in the form of a note payable from its President and Chief Operating Officer during December 2001 to pay down obligations related to legal, accounting and consulting fees. The Company expects to meet its ongoing obligations through payments of principal and interest from the note receivable from COMTEX.

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


     Part II.  Other Information


     Items 1 - 5.   None.


     Item 6.        Exhibits and Reports on Form 8-K.


     (a)  Exhibits

          10.1 Payment and Release Agreement between the Company and the Pension Benefit Guaranty Corporation dated February 1, 2002.

          10.2 Note between the Company and C.W. Gilluly dated
               December 21, 2001.

     (b)  Reports on Form 8-K

          None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        AMASYS CORPORATION
                                        (Registrant)


     Dated:  February 13, 2002     By:  /S/ C.W. GILLULY
                                        ______________________________

                                        C.W. Gilluly, Ed.D.
                                        President and Chief Executive
                                         Officer (Principal Executive
                                         Officer and )
                                        Principal Financial and
                                        Accounting Officer)