Form 10-Q
period 2002-03-31
AMASYS CORP
filed 2002-05-15
CIK 1023198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2002 or

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

                   Yes / /        No /X/

As of May 10, 2002, 2,207,350 shares of the Common Stock of the registrant were outstanding.

                       AMASYS CORPORATION
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.  Financial Statements

               Balance Sheets                               3
                at March 31, 2002 (unaudited)
                and June 30, 2001

               Statements of Operations                     4
                for the Three and Nine Months Ended
                March 31, 2002 and 2001 (unaudited)

               Statements of Cash Flows                     5
                for the Nine Months Ended
                March 31, 2002 and 2001  (unaudited)

               Notes to Financial Statements                6


     Item 2.  Management's Discussion and Analysis          9
                of Financial Condition and Results
                of Operations


Part II Other Information:

     Item 6.    Exhibits and Reports on Form 8-K            12


SIGNATURES                                                  13

                               AMASYS Corporation
                                 Balance Sheets

                                              March 31        June 30
                                                2002            2001
                                          ---------------  --------------
Assets
Current assets:
 Cash and cash equivalents                $        6,836   $     2,252
                                          ---------------  --------------
Total current assets                               6,836         2,252

Note receivable                                  926,954       953,954
Investments in common stock                      809,349     1,098,640
Reorganization value, net                          -             8,338
                                          ---------------  --------------
Total assets                              $    1,743,139   $ 2,063,184
                                          ===============  ==============

Liabilities and stockholders' deficit
Current liabilities:
 Accounts payable and accrued expenses    $       94,469     $  86,541
                                          ---------------  --------------
Total current liabilities                         94,469        86,541

Note payable                                       -         2,329,455

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 1,000,000
shares authorized; 196,000 Series A
shares issued and outstanding                     1,960          1,960
Common stock, $0.01 par value; 20,000,000
shares authorized; 2,207,350 shares
issued and outstanding                           22,073         22,073
Other comprehensive income                      145,287         86,727
Retained earnings (deficit)                   1,479,350       (463,572)
                                          ---------------  --------------
Total stockholders' equity (deficit)          1,648,670       (352,812)
                                          ---------------  --------------
Total liabilities and stockholders'
  equity (deficit)                        $   1,743,139   $  2,063,184
                                          ===============  =============

See accompanying notes.

                               AMASYS Corporation
                            Statements of Operations

                                 Three months ended          Nine months ended
                                      March 31                   March 31
                                 2002         2001           2002         2001
                             ------------ -----------    -----------  ------------
Revenue:
 Equity in (loss)earnings    $  (79,895)    $ 15,003       $ (64,945)   $  144,489
 Interest income                 23,248       27,148          70,421        76,121
 Miscellaneous income              -            -               -           58,203
                             ------------ -----------    ------------   ------------
Total revenue                   (56,647)      42,151           5,476       278,813
                             ------------ -----------    ------------   ------------

Costs and expenses:
 Professional services           86,026       50,987         215,705        87,986
 General and administrative       6,481       23,535          20,964        40,138
 Amortization                      -           8,339           8,338        25,019
                             ------------  -----------    -----------  ------------
Total costs and expenses         92,507       82,861         245,007       153,143
                             ------------  -----------    -----------  ------------
Operating (loss) income        (149,154)     (40,710)       (239,531)      125,670

Gain on sale of investment       45,695         -             45,695          -
Interest expense                (29,752)     (50,156)       (134,911)     (146,148)
                             ------------  -----------    -----------   -----------
Loss before income taxes       (133,211)     (90,866)       (328,747)      (20,478)

Provision for income taxes         -            -              -            -
Extraordinary gain            2,271,669         -          2,271,669
                             ------------  -----------    -----------  ------------
Net income (loss)            $2,138,458    $ (90,866)     $1,942,922   $   (20,478)
                             ============  ===========    ===========  ============
Per share data:

Net income (loss) per share:
 Basic                       $      0.97   $   (0.04)     $      0.88  $    (0.01)
                             ============  ===========    ===========  ============
 Diluted                     $      0.42   $   (0.04)     $      0.38  $    (0.01)
                             ============  ===========    ===========  ============
Weighted average number
of shares:
 Basic                        2,207,350     2,207,350       2,207,350   2,207,350
                             ============  ===========    ===========  ============
 Diluted                      5,117,350     2,207,350       5,117,350   2,207,350
                             ============  ===========    ===========  ============

See accompanying notes.

                               AMASYS Corporation
                            Statements of Cash Flows

                                                            Nine months ended March 31
                                                               2002            2001
                                                          --------------   --------------
Operating activities
Net income (loss)                                         $ 1,942,922     $   (20,478)
Adjustments to reconcile  net income (loss) to net cash
(used in) provided by operating activities:
 Extraordinary gain                                        (2,271,669)           -
 Equity in loss (earnings)                                     64,945        (144,489)
 Gain on sale of investment                                   (45,695)        -
 Accrued interest on note payable                             132,212         146,148
 Amortization                                                   8,338          25,019
 Changes in operating assets and liabilities:
 Interest receivable and other current assets                    -              7,954
   Accounts payable and accrued expenses                        7,928          (1,513)
                                                          --------------   --------------
Net cash (used in) provided by operating activities          (161,019)         12,641

Investing activities
Proceeds from sale of stock                                    74,551            -
Proceeds from exercise of options to acquire Comtex
  shares                                                      254,050            -
Proceeds from note receivable                                  27,000          21,000
                                                          --------------   --------------
Net cash provided by investing activities                     355,601          21,000

Financing activities
Proceeds from issuance of  stockholder notes payable          240,000            -
Payment of note payable                                      (429,998)           -
                                                          --------------   --------------
Net cash  used in financing activities                       (189,998)           -

Net increase in cash and cash equivalents                       4,584          33,641
Cash and cash equivalents at beginning of period                2,252          41,732
                                                          --------------   --------------
Cash and cash equivalents at end of period                $     6,836     $    75,373
                                                          ==============   ==============

See accompanying notes.

                       AMASYS CORPORATION
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                         March 31, 2002


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

2.   Notes Payable

The Company entered into a Note Payable Agreement dated June 21, 1996 ("Note") with the Pension Benefit Guaranty Corporation ("PBGC"). The Note accrued interest at the rate of 9% per annum compounded semi-annually. The Nnote was to be paid prior to its maturity on December 31, 2006 from any proceeds received by the Company from PBGC's pro-rata share of the proceeds of any and all sales of the Company's stock positions in Comtex News Network, Inc. ("Comtex") and Hadron, Inc. ("Hadron") and value received from the 10% Senior Subordinated Note issued by
Comtex to the Company on May 16, 1995.   If neither of the
above two events occurred prior to December 31, 2006, the Note was to be considered cancelled.

The Note was issued pursuant to the Third Joint Plan of Reorganization of Infotechnology, Inc. and Questech Capital
Corporation dated January 26, 1994, which was confirmed by order of the United States Bankruptcy Court dated June 24,
1994.

Pursuant to an agreement between the Company and PBGC dated February 1, 2002, on February 15, 2002, the Company paid
$189,998 to PBGC for the Note.   The difference between the
carrying amount of the debt at the date of payment and the amount paid was recognized as extraordinary gain on the income statement.

The Company entered into two Note Payable agreements in the amount of $120,000 each, dated December 21, 2001 and February 12, 2002, with the President and Chief Executive Officer of the Company. These notes accrued interest at a rate of 10% per annum and were payable on demand. The Company paid off the Notes Payable on February 26, 2002 from the proceeds of the exercise of options to acquire Comtex shares by the Company's Chief Executive Officer.

3.   Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:
                                         Three months ended               Nine months ended
                                              March 31,                        March 31,
                                        2002             2001            2002             2001
                                   --------------   --------------  --------------  ----------------
Numerator:
  Net income income (loss)         $   2,138,458     $   (90,866)    $ 1,942,922     $   (20,478)
                                   ==============   ==============  ==============  ================
Denominator:
  Denominator for basic earnings
  per share - weighted average
  Shares                               2,207,350       2,207,350       2,207,350       2,207,350

Effect of dilutive securities:
  Stock options                          950,000           -             950,000           -
  Convertible preferred stock          1,960,000           -           1,960,000           -
                                   --------------   --------------  --------------  ----------------
Denominator for diluted earnings
per share                              5,117,350       2,207,350       5,117,350       2,207,350
                                   ==============   ==============  ==============  ================
Basic earnings per share           $         .97     $      (.04)    $       .88     $      (.01)

Diluted earnings per share         $         .42     $      (.04)    $       .38     $      (.01)

4.   Investments in Common Stock

The following information presents condensed balance sheet information as of March 31, 2002 and June 30, 2001 and condensed income statement information for each of the three months ended March 31, 2002 and 2001 for Comtex:

                          March 31     June 30
                            2002         2001
                        -------------------------
                             (in thousands)

Current assets           $   2,397    $   2,633
Other assets                 3,540        3,932
Current liabilities          1,972        2,502
Long-term liabilities          927          954

4.   Investments in Common Stock (continued)


                        Three months ended March 31
                            2002          2001
                        ---------------------------
                              (in thousands)

Revenues                    $ 2,902       $ 4,306
Gross profit                  1,901         3,134
Net (loss) income             (486)            70


5.   Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of the following:

                                 Three months ended March 31
                                    2002             2001
                              --------------   ---------------
Net income (loss)             $    2,138,458   $      (90,866)
Unrealized gain (loss) on
investment                           (23,802)        (31,678)
                              --------------   ---------------
                              $    2,114,656   $     (122,544)
                              ==============   ===============

Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUE SOURCES AND REVENUE RECOGNITION

The Company's revenues are derived from equity in earnings and interest income related to investments in Comtex and Hadron. The Company accounts for its investment in Comtex using the equity method, whereby the Company records its share of income or loss reported by Comtex based on its ownership interest. The Company also has a note receivable from Comtex, which bears interest at 10%. The Company's investment in Hadron was accounted for using the equity method through March 2000. Due to a change in control at Hadron in March 2000, in which a group of investors assumed control of Hadron, the investment has since been accounted for pursuant to SFAS 115 Accounting for Certain Investments in Debt and Equity Securities. The Hadron investment balance at each reporting period is reported based on the stock's trading value, with any increases or decreases being presented as unrealized gains or losses in the statement of stockholders' equity. No investments have been made since the initial acquisition of interests of Comtex and Hadron in 1996, nor have there been any interest or dividends received. During February 2002, the Company's CEO, and certain others, exercised options to acquire 2,540,503 shares of Comtex stock owned by the Company, which resulted in proceeds of $254,000. A portion of the Hadron investment was sold in February 2002.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001

The Company had net income of $2,138,000 during the three months ended March 31, 2002 compared to a net loss of $91,000 during the three months ended March 31, 2001. The increase in net income is due to a decrease in revenues of $99,000 (234.4%), an increase in operating costs and expenses of $10,000 (12%), a decrease in interest expense of $20,000 (40.6%), an increase in gain on sale of investment of $46,000 and an extraordinary gain of $2,272,000.

Revenue. Revenues decreased to ($56,000) during the three months ended March 31, 2002 compared to revenues of $42,000 during the three months ended March 31, 2001, due to a decrease in equity in earnings. Equity in earnings decreased $95,000 (632.5%) due primarily to the decrease in the Company's share of earnings of Comtex, which reported a net loss of $486,000 during the three months ended March 31, 2002 compared to a net income of $70,000 during the same period ended 2001.

Operating costs and expenses. Operating costs and expenses increased $10,000 (12%) to $93,000 during the three months ended March 31, 2002 due to an increase in professional services. Professional services increased $35,000 primarily due to an increase in consulting fees. The increase was offset by a reduction in amortization expense of $8,000 due to reorganization value becoming fully amortized and a reduction in general and administrative expense of $17,000.

Gain on sale of investment: The gain on sale on investment of $46,000, resulted from the sale of 33,000 shares of Hadron common stock during February 2002.

Interest expense. Interest expense increased due to an increase in the note payable balance resulting from compounded interest during the year.

Extraordinary gain: In February 2002, the Company made a payment of $189,998 to PBGC for full satisfaction of the Note. The difference between the carrying amount of the debt at the date of payment and the amount paid was recognized as extraordinary gain on the income statement.

Comparison of the nine months ended March 31, 2002 to the nine months ended March 31, 2001

The Company had net income of $1,943,000 during the nine months ended March 31, 2002 compared to net loss of $20,000 during the nine months ended March 31, 2001. The increase in net income is due to a decrease in revenues of $273,000 (98%), an increase in operating costs and expenses of $92,000 (60%), a decrease in interest expense of $11,000 (7.7 %), an increase in gain on sale of investment of $46,000 and an extraordinary gain of $2,272,000.

Revenue. Revenues decreased to $5,000 during the nine months ended March 31, 2002 compared to revenues of $279,000 during the nine months ended March 31, 2001, due to a decrease in equity in earnings and miscellaneous income. Equity in earnings decreased $209,000 (145%) due primarily to the decrease in the Company's share of earnings of Comtex, which reported a net loss of $413,000 during the nine months ended March 31, 2002 compared to net income of $358,000 during the same period ended 2001. The Company also recorded $58,000 in miscellaneous income related to the United Press International (UPI) bankruptcy settlement during
the nine months ended March 31, 2001.   The Company had
previously written off all amounts associated with UPI.

Operating costs and expenses. Operating costs and expenses increased $92,000 (60%) to $245,000 during the nine months ended March 31, 2002 due to an increase in professional services. Professional services increased $128,000 due to a $21,000 increase in audit and legal fees associated with the audit of the Company's financial statements, $97,000 increase in consulting fees and $10,000 increase in board of directors fees.

Gain on sale of investment: The gain on sale on investment resulted from the sale of 33,000 shares of Hadron common stock during February 2002.

Interest expense. Interest expense decreased due to the fact that the Note payable with PBGC was paid off in February 2002.

Extraordinary gain: In February 2002, the Company made a payment of $189,998 to PBGC for full satisfaction of the Note. The difference between the carrying amount of the debt at the date of payment and the amount paid was recognized as extraordinary gain on the income statement.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a deficiency in working capital of $88,000 at March 31, 2002. The Company received $75,000 from the sale of 33,000 shares of Hadron's common stock during February 2002. In addition, the Company received $27,000 as payments of principal and interest from the note receivable from Comtex. The Company also paid $189,998 for the full satisfaction of its Note payable to PBGC. The Company received proceeds of $254,000 from the exercise of options by C.W. Gilluly, and certain others, to purchase shares of Comtex owned by the Company. The Company expects to meet its ongoing obligations through payments of principal and interest from the note receivable from Comtex.

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

     Part II.  Other Information


     Items 1 - 5.   None.


     Item 6.        Exhibits and Reports on Form 8-K.


     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

               On February 20, 2002, the Company filed a current report on Form 8-K, disclosing the completion of the transactions contemplated in the Payment and Release Agreement related to its' relationship with the Pension Benefit Guaranty Corporation; as well as the execution of two note payable agreements with its' President and Chief Executive Officer.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                   AMASYS CORPORATION
                                        (Registrant)


     Dated:  May 15, 2002          By:  /S/ C.W. GILLULY
                                   ------------------------
                                       C.W. Gilluly, Ed.D.
                                        President and Chief Executive
                                         Officer  (Principal Executive
                                          Officer and
                                        Principal Financial and
                                        Accounting Officer)