Form 10-K
period 2002-06-30
AMASYS CORP
filed 2002-09-30
CIK 1023198

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.

                              FORM 10-K

(Mark One)

 X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended June 30, 2002; or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number  0-21555

                         AMASYS CORPORATION
       (Exact name of registrant as specified in its charter)

       Delaware                                      54-1812385__
    (State or other jurisdiction                 (I.R.S. Employer
 of incorporation or organization)              Identification No.)

     4900 Seminary Road, Suite 800, Alexandria, Virginia  22311
               (Address of principal executive office)

Registrant's telephone number, including area code: (703) 797-8111

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, par value $0.01 per share
                          (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.   Yes _X  No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


The Company knows of no trading in its Common Stock since its inception. As of June 30, 2002, there were 1,775,880 shares of stock held by non-affiliates.

As of September 20, 2002, 2,207,350 shares of the Common Stock of the Registrant were outstanding.

                           PART I

Item 1.        Business

Company History

     AMASYS Corporation ("AMASYS" or the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996. As a result of a series of transactions during the 1980's, Infotech, then principally engaged in the information and communications business, acquired equity interests in COMTEX News Network, Inc. ("COMTEX") and Analex Corporation ("Analex"), formerly known as Hadron, Inc. As of June 30, 2002, AMASYS had a 16% interest in COMTEX and a 1% equity interest in Analex. The Company's principal business is the maintenance of its equity interests in COMTEX and Analex and the Company's income is derived from equity and interest income related to these investments.

     On July 2, 2001, the Company filed the following reports with the Securities and Exchange Commission (the
"SEC"):  Annual Report on Form 10-K for the year ended June
30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly
Report on Form 10-Q for the quarter ended March 31, 2001.
Prior to these filings, the Company had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the Quarter ended December 31, 1996 because of the difficulty associated with the preparation of the Company's initial financial statements as successor to Infotech. The
Annual Report on Form 10-K for the year ended June 30, 2001 was timely filed. In addition, all Quarterly Reports on Form 10Q were filed for fiscal year 2002.

Overview

     AMASYS is the successor to Infotech, pursuant to Infotech's bankruptcy proceeding. AMASYS' primary assets are its equity interests in COMTEX and Analex, which are also its primary sources of revenue. AMASYS owns 16% of the outstanding equity of COMTEX, while the remainder is publicly owned. COMTEX aggregates and redistributes diverse real-time global news and information for the Internet, Wall Street and corporate reseller markets. In addition to its 16% equity ownership of COMTEX, the Company also holds a
Note in the amount of $914,954 from COMTEX. It also owns 138,739 shares of common stock of publicly-held Analex Corporation ("Analex") formerly known as Hadron, Inc., a defense contractor specializing in developing innovative technical intelligence and biodefense solutions in support of U.S. national security. As of June 30, 2002, Analex had 14,385,855 shares of common stock outstanding. The Company believes that, by virtue of an exemption to the Investment Company Act of 1940 ("1940 Act"), the Company should not be deemed to be an "investment company" and, accordingly, should not be required to register as such. The rules and interpretations of the SEC and the courts relating to the 1940 Act and to its exemptions are highly complex and uncertain in numerous aspects. As a result, no assurance can be given that the Company will not be deemed an "investment company" for purposes of the 1940 Act and be required to register as an investment company, in which case the Company could be subject to legal actions by regulatory authorities and others and could be forced to suspend or terminate operations. The costs of defending any such action could constitute a material part of the Company's assets.


COMTEX News Network, Inc.

          The Company owns 2,153,437 shares of common stock of COMTEX News Network, Inc. (SEC File No. 0-10541). COMTEX trades on the OTC Electronic Bulletin Board under the symbol CMTX. COMTEX is a leading business-to-business "infomediary" providing real-time news content from its worldwide network of news publishers to its network of business information distributors, serving the financial services, individual and institutional investor, wireless and corporate information markets. COMTEX uses internally developed technology to process, generally in less than 5 seconds, more than 20,000 real-time news stories each day from approximately 70 newswire services and other publishers. COMTEX's unique and uniform processing and formatting allows its customers to more effectively select and utilize the content in their products and services. Processing includes, for each news story, conversion to NewsML, an industry standard format, and indexing by category, keyword and ticker symbol.

     COMTEX's core products currently include a series of topic-defined real-time news products marketed under the brand name CustomWires(R), editorially selected top news products under the brand name COMTEX Newsroom(R) and complete publisher offerings known as full feeds. These products may be delivered as a real-time XML (or other format) streaming feed or imbedded in the customers' browser-based application via COMTEX's hosted delivery application system, News Solutions(R).

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

Analex Corporation

     The Company owns 138,739 shares of the common stock of Analex Corporation (SEC File No. 0-5404), which trades on the OTC Electronic Bulletin Board under the symbol ANLX.
Analex specializes in developing intelligence, systems engineering and biodefense solutions in support of national security. Analex focuses on designing, developing and testing aerospace products and systems; developing innovative technical solutions for the intelligence community; developing medical defenses and treatments for infectious agents used in biological warfare and terrorism;
and analyzing and supporting defense systems.

Employees

          At June 30, 2002, the Company had 3 part-time employees. The employees of the Company are not members of a union and the Company believes employee relations are generally good.

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

     Furthermore, the Company entered into an agreement with the PBGC granting PBGC certain rights. In addition to the issuance to the PBGC of the Company's Series "A" Preferred
Stock, the Company:

1) issued to the PBGC a $1,500,000 zero coupon note effective June 21, 1996, for which a settlement was reached ("Settlement") in which $189,998 was paid in full satisfaction of such note on February 1, 2002
     (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note #5 to the Financial Statements for the year ended June 30, 2002, "Note Payable - Related Party").

2) granted the PBGC the right to name two members to the Boards of Directors of both the Company and COMTEX, which right was waived by the PBGC in the Settlement; and

3)   granted the PBGC the unilateral right, through December
     31, 2001, which has since expired, to require the Company to use its best efforts to liquidate the Company's interest in Analex and COMTEX through secondary offerings and private sales.


Item 2.        Properties

     The Company owns no real estate. The Company pays the pro rata portion of its office and administrative expenses to COMTEX for its use of the facilities at 4900 Seminary
Road, Alexandria, Virginia.

Item 3.        Legal Proceedings

          AMASYS has no outstanding, material legal proceedings.

          On July 17, 2001, COMTEX filed a breach of contract action against Infospace, Inc., a former customer, in the United States District Court for the Eastern District of Virginia for payments owed under contracts with the defendant corporation. The suit is captioned COMTEX News Network, Inc. v. Infospace, Inc. Case Number CV01-1108-A. On August 13, 2001, Infospace filed an Answer and Counterclaim alleging that COMTEX breached its agreement and sought damages for lost business, loss of reputation and good will.

          On March 11, 2002, the court rendered a directed verdict in favor of Infospace on the breach of contract claim and Infospace withdrew the counterclaim without prejudice. Infospace also filed a petition with the court for reimbursement of attorneys' fees and costs.

          On April 9, 2002, COMTEX filed a Notice of Appeal to reverse the lower court decision. The case is now fully briefed before the United States Court of Appeals for the Fourth Circuit and a ruling is expected sometime in early
2003.

     While the appeal was pending, the court, on August 13, 2002, issued an order awarding attorneys' fees of approximately $393,000 to Infospace with costs still to be determined. COMTEX intends to seek a stay of this award pending a ruling on the appeal. If COMTEX prevails on the appeal, the award of attorneys' fees would likely be reversed. Infospace also has petitioned the court to require COMTEX to reimburse Infospace for approximately $201,000 in costs. This petition is still pending before the court. COMTEX has recorded an accrual to provide for the estimated exposure upon resolution of this matter in the year ended June 30, 2002.

     COMTEX is also involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to COMTEX's financial condition.

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

     The approximate number of holders of record of the Company's Common Stock as of June 30, 2002 was 669.

     The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.


Item 6.        Selected Financial Data

     The following table sets forth selected financial data for each of the last five fiscal years of the Company.

                                                 Fiscal Year Ended June 30,
                                       --------------------------------------------
(amounts in thousands except per        2002      2001     2000     1999    1998
share data)
                                       --------  -------  -------  -------  -------
Total Other income                      $   181  $  155   $    94   $  73   $   75

Net Income (Loss)                         1,825    (327)       57     (19)     (69)

Earnings Per Share - Basic:
Basic Net Income (Loss) Per Share
before Extraordinary Item               $  (.20)  $ (.15)  $   .03  $ (.01)  $ (.03)
Extraordinary Gain on Debt
Extinguishment                             1.03      -        -        -        -
                                        --------  -------  -------  -------  -------
Net Income Per Share                    $   .83  $ (.15)  $   .03  $ (.01)  $ (.03)
                                        ========  =======  =======  =======  =======
Earnings Per Share - Diluted:
Diluted Net Income (Loss) Per Share
before Extraordinary Item               $  (.20)  $ (.15)  $   .01  $ (.01)  $ (.03)
Extraordinary Gain on Debt
Extinguishment                             1.03     -        -        -        -
                                        --------  -------  -------  -------   ------
Net Income Per Share                    $    .83  $ (.15)  $   .01  $ (.01)  $ (.03)

Balance Sheet Data at Year End:
   Total Assets                         $  1,661  $2,063   $ 2,024  $1,812   $1,663
   Long-term Obligations                   -       2,329     2,133   1,953    1,789
   Stockholders' Equity (Deficit)          1,638    (353)     (121)   (170)    (151)

Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operation

INCOME SOURCES AND CRITICAL ACCOUNTING POLICIES

The Company's income is derived from earnings and interest income related to investments in COMTEX and Analex. The Company accounts for its investment in COMTEX using the equity method, whereby the Company records its share of income or loss reported by COMTEX based on its ownership interest. The Company also has a note receivable from COMTEX, which bears interest at 10%. The Company's investment in Analex was accounted for using the equity method through March 2000. Due to a change in control at Analex in March 2000, in which a group of investors assumed control of Analex, the investment has since been accounted for pursuant to SFAS 115 Accounting for Certain Investments in Debt and Equity Securities. The Analex investment balance at each reporting period is reported based on the stock's trading value with any increases or decreases being presented as unrealized gains or losses in the statement of stockholders' equity. No investments have been made since the initial acquisition of interests of COMTEX and Analex in 1996, nor has there been any interests nor dividends received. During February 2002, the Company's CEO exercised his options to acquire 2,540,503 shares of COMTEX stock owned by the Company, which resulted in proceeds of $254,000. A portion of the Analex investment was sold in February and May 2002.

RESULTS OF OPERATIONS

Comparison of the Fiscal Year ended June 30, 2002 to the
Fiscal Year ended June 30, 2001

The Company had net income of $1,825,000 in 2002 compared to a net loss of $(327,000) in 2001. The increase is comprised primarily of an extraordinary gain of $2,272,000 on early extinguishment of debt.

Other income. Other income increased from $155,000 in 2001 to $181,000 in 2002 due to the gain on sales of investment of $87,000 resulting from the sale of 33,000 shares of Analex stock during February 2002 and the sale of 31,000 shares of Analex stock during May 2002. This was offset by the $58,000 in other income related to the United Press
International (UPI) bankruptcy settlement in 2001.  The
Company had previously written off all amounts associated with UPI.

Operating costs and expenses. Operating costs and expenses decreased $71,000 (21.6%) to $272,000 in 2002 due to a decrease in professional services and general and administrative expenses. In addition, amortization decreased $25,000 because the reorganization costs were fully amortized after the 1st quarter.

Equity in earnings. Equity in earnings decreased $278,000 due primarily to the decrease in the Company's share of earnings of COMTEX, which reported a net loss of $1,361,000 in 2002 compared to net income of $265,000 in 2001.

Interest expense. Interest expense decreased $62,000 due to the retirement of the note payable during the 3rd quarter.

Extraordinary gain. In February 2002, the Company made a payment of $189,998 to PBGC for full satisfaction of a note in the original amount of $1,500,000 plus accrued interest. The difference between the carrying amount of the debt at the date of payment and the amount paid was recognized as an extraordinary gain on the income statement.

Comparison of the Fiscal Year ended June 30, 2001 to the
Fiscal Year ended June 30, 2000

The Company had a net loss of $(327,000) in 2001 compared to net income of $57,000 in 2000 due to a decrease in equity in earnings of $176,000 (75.0%) and an increase in operating costs and expenses of $252,000 (280.2%).

Other income. Other income increased from $94,000 in 2000 to $155,000 in 2001 primarily due to the Company recording
$58,000 in other income related to the United Press
International (UPI) bankruptcy settlement. The Company had previously written off all amounts associated with UPI

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

Equity in earnings.  Equity in earnings decreased $176,000
(75.4%) due primarily to the decrease in the Company's share of earnings of COMTEX, which reported decreased net income of $265,000 in 2001 compared to $1,241,000 in 2000.

Interest expense. Interest expense increased due to an increase in the note payable balance resulting from compounded interest during the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had net working capital of $(11,000) at June 30, 2002. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligations through payments of principal and interest from the note receivable from COMTEX and from the sales of interests in Analex.

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


Item 7A.  Quantitative and Qualitative Disclosure about
Market Risk.

Financial instruments that potentially subject the Company to market risk include the note receivable and the investment that is classified as available-for-sale. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes and is not exposed to any foreign currency exchange risk. The note receivable bears interest at a fixed rate, thereby mitigating any exposure to market risk. The investment in 138,739 shares of Analex, classified as available-for-sale, had a fair market value of $381,532 at June 30, 2002 and a cost basis of $129,738. The gross unrealized gains of $251,794 at June 30, 2002 has been recorded as a separate component of other comprehensive income. Losses resulting from a decrease in the market price of the stock that are considered temporary are recorded as a separate component of other comprehensive income, while losses that are considered permanent are included in the computation of net income. No such permanent losses have been recorded to date.

Item 8.   Financial Statements and Supplementary Data

     The information required by this item is set forth under Item 14, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                          PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

          The following table contains information as of June 30, 2002 as to each director of the Company:

                             Director       Office Held
Name                          Since    Age  with the Company
-----                        --------  ---  ---------------------
C.W. Gilluly, Ed.D.           1992     56   Chairman of the
                                            Board, President
                                            and Chief Executive
                                            Officer

Robert F. Delaney (1,2)       1992     77   Director

Robert J. Lynch, Jr. (1,2)    1992     69   Director

Thomas E. McMahan (1,2)       1992     59   Director

Robert A. Nigro (1,2)         1992     53   Director

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

     C.W. GILLULY, Ed.D. has served as Chairman of the Board, President and Chief Executive Officer of the Company since June 1992, and has served as Chairman of the Board of COMTEX since June 1992. Dr. Gilluly served as President of COMTEX from June 1992 until May 1993, and as Chief Executive Officer from June 1992 until September 1997. Dr. Gilluly serves on the Board of Directors of Analex, where he was Chairman of the Board from October 1994 until January 2001, and also served as Chief Executive Officer from May 1993 through March 2000.

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

     ROBERT J. LYNCH, JR. is the President of American &
Foreign Enterprises, Inc., a private corporation managing
U.S. and international investments in industrial and real estate opportunities, for whom he has worked for thirty-six years.

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

     ROBERT A. NIGRO is an investment banker who specializes in corporate development and turnarounds. He joined SEI
Investments Company as Senior Vice President in November 1993 and served as Chief Executive Officer of SEI Capital AG from
April 1995 through 2002.  From 1991 to 1993, Mr. Nigro was
Chairman and Chief Executive Officer of the National Abandoned
Property Processing Company. Mr. Nigro was associated with the First Boston Corporation in various capacities from 1976 to 1990 including serving as Managing Director in the New York and Atlanta offices. Mr. Nigro also serves as a director of COMTEX.


Executive Officer

     As of June 30, 2002, the only executive officer of the Company who is not also a director of the Company is S.
Amber Gordon, the Corporate Secretary of the Company.

          S. AMBER GORDON (48) was appointed Corporate
Secretary and Treasurer of the Company in October 1996. Ms. Gordon also serves as the Corporate Secretary of COMTEX, a position she has held since May 1996. Ms. Gordon has been the President of S.A. Gordon Enterprises, Inc., a financial relations and marketing communications firm, since 1985.
Ms. Gordon also served in senior management positions, the most recent of which was Executive Vice President, of Analex, an information technology company serving the intelligence community, from June 1991 through August 2000.

Section 16(A) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.
Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange
Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

          Based solely on a review of copies of such reports of ownership furnished to the Company, or written representations that no forms were necessary, the Company believes that during the past fiscal year, its executive officers, directors and greater than 10% beneficial owners complied with all applicable filing requirements.


Item 11.  Executive Compensation

Summary Compensation Table

     The following table sets forth information concerning all compensation paid or accrued by the Company to its President and Chief Executive Officer, during the fiscal year ended June 30, 2002. Neither Dr. Gilluly nor any other officer of the Company receives compensation in excess of $100,000 per year.

                                    Annual                  Long-Term
                                 Compensation          Compensation Awards
Name and               Fiscal                      Stock Options    All Other
Principal Position      Year    Salary    Bonus       Granted     Compensation
------------------    -------   -------  ------     ----------    -------------
                        2002       -        -            -           $6,805
C.W. Gilluly <F-1>      2001       -        -            -           $6,805
Chairman                2000       -        -            -           $6,805
                        1999       -        -            -              -
                        1998       -        -            -              -

<F1>  Dr. Gilluly has not received any salary since 1992.
       In 1996, he received a grant of stock options, described below. In fiscal years 2002, 2001 and 2000, the only compensation Dr. Gilluly received was $ 6,805, paid by the Company for premiums on life insurance and disability policies.

Stock Option Grants

     No stock options were granted during the fiscal year ended June 30, 2002. In accordance with the Company's Stock Option Plan, Dr. Gilluly received a grant of 350,000 options in November 1996, at an exercise price of $0.01 per share. He has not received any further grants.

Options Exercised and Year-End Option Values

   The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of June 30, 2002.

                          Fiscal Year-End Option Values

                Shares                            Number of Shares        Value of Unexercised
             Acquired upon   Value Realized     Underlying Unexercised      In-the-Money Options
              Exercise of    From Exercise    Options at June 30, 2002       at June 30, 2002
Name            Options       of Options     Exercisable  Unexercisable  Exercisable  Unexercisable
-----         ----------    --------------   -----------  ------------   ------------  -------------

C.W. Gilluly     -                 -           350,000 <F1>     -           $-             -

<F1>   As there has been no trading in the Company's stock since its formation, the Company determined that the market value of its common stock approximates it's exercise price of $.01, based on an assumed liquidation value of the Company's investments in COMTEX and Analex; however, there can be no assurance that this is an accurate reflection of the market value.

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


Compensation of Directors

   The Company pays non-employee members of the Board $625 per board meeting, plus travel expenses incurred in connection with attendance at Board meetings. During fiscal year 2002, each of the Company's non-employee directors received compensation of $2,500 for services rendered to the Company.

Employment Agreements

   The Company has no employment agreements.

   Compensation Committee Report on Executive Compensation

2002 Compensation for the President and Chief Executive Officer

     The Committee reports that during the fiscal year ended
     June 30, 2002, Dr. Gilluly declined to receive any compensation for his services as President and Chief
     Executive Officer of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of June 30, 2002, regarding the beneficial ownership of the Company's Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of
Section 13(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see "Executive Compensation") and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each named beneficial owner is c/o AMASYS Corp., 4900 Seminary Road, Suite 800, Alexandria, Virginia 22311. Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.

Name and Address of                       Amount and Nature of      Percentage
 Beneficial Owner                         Beneficial Ownership     of Class <F1>
---------------------                      -------------------     --------------

Pension Benefit                               1,960,000<F2>            47.0%
Guaranty Corporation
1200 K Street, N.W.
Washington, D.C. 20005-4026

C.W. Gilluly, Chairman and CEO                  427,048 <F3>           16.7

Robert F. Delaney, Director                      50,000 <F4>            2.2

Robert J. Lynch, Jr. , Director                  56,245 <F4><F5>        2.5

Robert A. Nigro, Director                        50,000 <F4>            2.2

Thomas E. McMahan, Director                      77,043 <F4>            3.4

Joshua Angel                                    191,578                 8.7
c/o Angel & Frankel, P.C.
460 Park Avenue, 8th Floor
New York, NY 10022


Robert Frankel                                  128,901                 5.8
c/o Angel & Frankel, P.C.
460 Park Avenue, 8th Floor
New York, NY 10022

S. Amber Gordon                                 300,655 <F6>            12.0

All Directors and Executive Officers            960,991 <F7>            31.4
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



Item 13.  Certain Relationships and Related Transactions

          Dr. Gilluly serves as Chairman of the Board and Chief Executive Officer of the Company. Dr. Gilluly also serves as Chairman of COMTEX, and serves as a member of the Board of Analex.



                           PART IV

Item 14.       Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

          (a) 1.  Financial Statements

               Report of Independent Auditors                    F-1

               Balance Sheets at June 30, 2002 and 2001          F-2

                        Statements of Operations for the
                fiscal
                 years ended June 30, 2002, 2001, and 2000       F-3

               Statements of Stockholders' Equity (Deficit)
                 for the fiscal years ended June 30, 2002,
                 2001 and 2000                                   F-4

               Statements of Cash Flows for the fiscal
               years ended June 30, 2002, 2001 and 2000          F-5

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

3.1       Restated Certificate of Incorporation of
          AMASYS Corporation (incorporated by reference to the Company's Form 8-A filed on October 15,
          1996).

3.2 Bylaws of AMASYS Corporation (incorporated by reference to the Company's Form 8-A filed on October 15, 1996).

10.1      AMASYS Corporation Stock Option Plan
          (incorporated by reference to the Company's
          Form 10-K, for the year ended June 30, 2000, filed on July 2, 2001).

10.2      Second Amendment to Amended, Consolidated and
          Restated 10% Senior Subordinated Secured Note between the Company and COMTEX News Network,
          Inc. (incorporated by reference to the
          Company's Form 10-K, for the year ended June
          30, 2001, filed on September 28, 2001).

10.3      Payment and Release Agreement between the
          Company and the Pension benefit Guaranty
          Corporation dated February 1, 2002.
          (incorporated by reference to the Company's
          Form 10-Q, for the quarter ended December 31, 2001, filed on February 13, 2002).

10.4 Note between the Company and C.W. Gilluly dated December 21, 2001. (incorporated by reference to the Company's Form 10-Q, for the quarter ended December 31, 2001, filed on February 13, 2002).

10.5 Note between the Company and C.W. Gilluly dated February 12, 2002. (incorporated by reference to the Company's Form 8-K filed on February 20, 2002).

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  September 30, 2002


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

DIRECTORS:

Signature                  Title           Date


/S/ C.W. GILLULY           Chairman       September 30, 2002
C.W. Gilluly, Ed.D.        and Director

/S/ ROBERT F. DELANEY      Director       September 30, 2002
Robert F. Delaney

/S/ ROBERT  J. LYNCH, JR.  Director       September 30, 2002
Robert J. Lynch, Jr.

/S/ THOMAS E. MCMAHAN      Director       September 30, 2002
Thomas E. McMahan

/S/ ROBERT A.NIGRO         Director       September 30, 2002
Robert A. Nigro

          Certification of Chief Executive Officer
  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, C.W. Gilluly, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of AMASYS Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the
     registrant's  auditors  and  the  audit  committee   of
     registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's
          auditors   any  material  weaknesses  in  internal
          controls; and

     b)   any  fraud, whether or not material, that involves
          management   or  other  employees   who   have   a
          significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


September 30, 2002                 /S/ C.W. Gilluly
Date                               C.W. Gilluly, Ed.D.
                                   President and Chief
                                   Executive Officer

          Certification of Chief Financial Officer
  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, C.W. Gilluly, Principal Finance Officer, certify that:

1. I have reviewed this annual report on Form 10-K of AMASYS Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the
     registrant's  auditors  and  the  audit  committee   of
     registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's
          auditors   any  material  weaknesses  in  internal
          controls; and

     b)   any  fraud, whether or not material, that involves
          management   or  other  employees   who   have   a
          significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


September 30, 2002            /S/ C.W. GILLULY
Date                          C.W. Gilluly. Ed.D.
                              Principal Finance Officer
                               (Chief Financial Officer)

               Report of Independent Auditors

Board of Directors
AMASYS Corporation

We have audited the accompanying balance sheets of AMASYS Corporation (the "Company") as of June 30, 2002 and 2001 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMASYS Corporation at June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

                                       /S/ ERNST & YOUNG LLP

McLean, Virginia
September 25, 2002

                               AMASYS Corporation
                                 Balance Sheets

                                                                 June 30,
                                                          2002            2001
                                                       -------------  ------------
Assets
Current assets:
 Cash and cash equivalents                             $     13,071    $    2,252
                                                       ------------   ------------
Total current assets                                         13,071         2,252

Note receivable - related party                             914,954       953,954
Investments in common stock                                 733,449     1,098,640
Reorganization value, net                                    -              8,338
                                                       ------------   ------------
Total assets                                           $  1,661,474   $ 2,063,184
                                                       ============   ===========

Liabilities and stockholders' equity(deficit)
Current liabilities:
 Accounts payable and accrued expenses                 $     23,962   $    86,541
                                                       ------------  ------------
Total current liabilities                                    23,962        86,541

Note payable - related party                                  -         2,329,455

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 1,000,000 shares
authorized; 196,000 Series A shares issued and
outstanding; liquidation value $1,960,000
                                                             1,960         1,960
Common stock, $0.01 par value; 20,000,000 shares
authorized; 2,207,350 shares issued and outstanding         22,073        22,073
Accumulated other comprehensive income                     251,794        86,727
Retained earnings (deficit)                              1,361,685      (463,572)
                                                       -----------   ------------
Total stockholders' equity (deficit)                     1,637,512      (352,812)
Total liabilities and stockholders' equity (deficit)   $ 1,661,474   $ 2,063,184
                                                       ===========   ============

See accompanying notes.

                               AMASYS Corporation
                            Statements of Operations

                                                      Years ended June 30,
                                                  2002        2001          2000
                                               ------------  ---------   ---------
Other income:
 Gain on sales of investment                   $   87,069    $   -       $   -
 Interest income                                   93,461      97,045      93,751
 Other income                                        -         58,203        -
                                               ------------  ---------   ---------
Total other income                                180,530     155,248      93,751
                                               ------------  ---------   ---------
Operating costs and expenses:
 Professional services                            227,696     258,924      39,348
 General and administrative                        35,756      50,128      17,346
 Amortization                                       8,338      33,358      33,358
                                               ------------  ---------   ---------
Total costs and expenses                          271,790     342,410      90,052
                                               ------------  ---------   ---------
Operating (loss) income                           (91,260)   (187,162)      3,699
Equity in earnings (losses)                      (220,242)     57,445     233,361
Interest expense                                 (134,911)   (197,239)   (179,761)
                                               -----------  ----------   ---------
Loss before income taxes                         (446,413)   (326,956)     57,299

Provision for income taxes                           -           -           -
                                               -----------  ----------   ---------
Income (loss) before extraordinary item          (446,413)   (326,956)     57,299
Extraordinary gain                               2,271,670       -           -
                                               -----------  ----------  ----------
Net income (loss)                              $ 1,825,257  $(326,956)  $  57,299
                                               ===========  ==========  ==========
Per share data:

Earnings per share - basic:
Basic net income (loss) per share before
extraordinary item                             $     (.20)  $    (.15)  $     .03
Extraordinary gain on debt extinguishment            1.03        -           -
                                               -----------  ----------  ----------
Net income(loss) per share                     $      .83   $    (.15)  $     .03
                                               ===========  ==========  ==========
Earnings per share - diluted:
Diluted net income (loss) per share before
extraordinary item                             $     (.20)  $    (.15)  $     .01
Extraordinary gain on debt extinguishment            1.03        -           -
                                               -----------  ----------  ---------
Net income(loss) per share                     $      .83   $    (.15)  $     .01
                                               ===========  ==========  =========
Weighted average number of shares:
 Basic                                          2,207,350   2,207,350   2,207,350
                                               ==========  ===========  =========
 Diluted                                        2,207,350   2,207,350   5,117,350
                                               ==========  ===========  =========

See accompanying notes.

                               AMASYS Corporation
                   Statement of Stockholders'Equity (Deficit)
                    Years ended June 30, 2002, 2001 and 2000

                                         Common Stock         Preferred Stock
                                    ------------------------------------------
                                      Shares       Amount    Shares    Amount
                                    ------------------------------------------
Balance, June 30, 1999              2,207,350    $ 22,073   196,000   $  1,960

 Unrealized loss on investment          -            -          -         -
 Net income                             -            -          -         -
 Comprehensive income
                                    ----------   ---------  -------   ---------

Balance, June 30, 2000              2,207,350     22,073    196,000      1,960

    Unrealized gain on investment       -            -          -         -
    Net loss                            -            -          -         -
    Comprehensive loss
                                    ----------   ---------  -------   ---------

Balance, June 30, 2001              2,207,350     22,073    196,000      1,960

    Unrealized gain on investment       -           -          -          -
    Net income                          -           -          -          -
    Comprehensive income
                                    ----------   ---------  -------   ---------

Balance, June 30, 2002              2,207,350    $ 22,073   196,000   $  1,960
                                    ==========   =========  =======   =========

See accompanying notes.

                                     Other        Retained        Total
                                  Comprehensive   Earnings    Stockholders'
                                     (Loss)       (Deficit)      Equity
                                     income                     (Deficit)
                                  ----------------------------------------
Balance, June 30, 1999            $      -      $  (193,915)   $ (169,882)

 Unrealized loss on investment       (8,308)         -             (8,308)
 Net income                              -           57,299        57,299
                                                              ------------
 Comprehensive income                                              48,991
                                  ------------  ------------  ------------

Balance, June 30, 2000               (8,308)       (136,616)     (120,891)

    Unrealized gain on investment    95,035          -             95,035
    Net loss                           -           (326,956)     (326,956)
                                                              ------------
    Comprehensive loss                                           (231,921)
                                  ------------  ------------  ------------

Balance, June 30, 2001               86,727        (463,572)     (352,812)

    Unrealized gain on investment   165,067           -           165,067
    Net income                          -         1,825,257     1,825,257
                                                              ------------
     Comprehensive income                                       1,990,324
                                  ------------  ------------  ------------

Balance, June 30, 2002            $  251,794    $ 1,361,685    $1,637,512
                                  ============  ============  ============
</TABLE
See accompanying notes

                               AMASYS Corporation
                            Statements of Cash Flows

                                                             Years ended June 30,
                                                        2002         2001         2000
                                                     ----------   -----------  ----------
Operating activities
Net income (loss)                                    $1,825,257   $ (326,956)  $    57,299
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
 Equity in earnings                                     220,242      (57,445)     (233,361)
 Extraordinary gain                                  (2,271,670)        -           -
 Gain on sale of investment                             (87,069)
 Accrued interest on note payable                       132,212      196,303       179,761
 Amortization                                             8,338       33,358        33,358
 Changes in operating assets and liabilities:
 Interest receivable and other current assets              -           8,225        20,275
Accounts payable and accrued expenses                  (62,579)       74,035       (16,336)
                                                     ----------   ----------    ----------
Net cash (used in) provided by operating activities   (235,269)      (72,480)       40,996

Investing activities
Proceeds from sale of stock                            143,036          -           -
Proceeds from exercise of options to acquire COMTEX                     -           -
shares                                                 254,050
Proceeds from note receivable                           39,000        33,000        -
                                                     ---------    ----------   -----------
Net cash provided by investing activities              436,086        33,000        -

Financing activities
Proceeds from issuance of stockholder notes payable    240,000           -          -
Payment of stockholder notes payable                  (240,000)
Payment of PBGC note payable                          (189,998)          -          -
                                                     ---------     ----------   --------
Net cash used in financing activities                 (189,998)          -          -

Net increase (decrease) in cash and cash                10,819       (39,480)     40,996
equivalents
Cash and cash equivalents at beginning of year           2,252        41,732         736
                                                     ---------    ----------    ---------
Cash and cash equivalents at end of year             $  13,071    $    2,252    $ 41,732
                                                     =========    ==========    =========

See accompanying notes.

                     AMASYS CORPORATION

                NOTES TO FINANCIAL STATEMENTS

                June 30, 2002, 2001, and 2000

1.  Organization and Basis of Presentation

AMASYS Corporation (the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996. The Company's primary assets are its equity interests in and note receivable from COMTEX News Network ("COMTEX") and Analex Corporation ("Analex"), formerly known as Hadron, Inc. which are also its principal sources of revenue. The Company owns 2,153,437 shares of COMTEX, which represents an approximately 16% interest at June 30, 2002. The Company owns approximately 1% of the outstanding common stock of Analex.

The Company's principal business is the maintenance of its equity interests in COMTEX and Analex and the Company's revenues are derived from equity in earnings and interest income related to these investments.

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

The Company has an equity interest in the common stock of Analex. This equity investment is classified as available for sale and reported at fair value. Unrealized gain or loss on this security is reported in stockholders' equity as a component of unrealized gain on investment. The investment in Analex was accounted for using the equity method until March 2000 when a change in control of Analex occurred.

Reorganization Value

Reorganization value represents the difference between the fair value of assets and liabilities assigned and assumed in connection with the Assignment and Assumption Agreement and is amortized using the straight-line method for a period of five years. In the fiscal years ended June 30, 2002, 2001 and 2000, the Company recorded amortization of $8,338, $33,358, and $33,358 respectively. As of June 30, 2002 and 2001, respectively, the accumulated amortization was $166,788 and $158,450.

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

Fair Value of Financial Instruments

Interest receivable, accounts payable and accrued expenses and other current assets and liabilities are carried at amounts that reasonably approximate their fair values because of the relatively short maturity of those instruments. It is not practical to estimate the fair value of the Company's note receivable due to its unique nature.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") which rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". It also rescinds FASB Statement No. 44, "Accounting for Intangible Assets or Motor Carriers," and amends FASB Statement No. 13, "Accounting for Leases." Finally SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicablility under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002 and all other provisions are effective for financial statements issued on or after May 15, 2002. The Company does not expect that any other provisions of SFAS No. 145 will materially impact the Company subsequent to adoption. The Company believes that the gain from extinguishment of debt is properly classified as extraordinary under the provisions of APB 30, "Reporting the Results of Operations."

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. The Company anticipates that the adoption of these new pronouncements will not have a significant effect on its financial statements.

3.  Investments in Common Stock

The Company investments in common stock consist of the following:

                                       June 30,
                                2002             2001
                           ------------       -------------
Analex Corporation          $   381,532       $    272,434
COMTEX News Network             351,917            826,206
                           ------------       -------------
                           $    733,449       $  1,098,640
                           ============       =============

The aggregate market value of the investments in common stock as of June 30, 2002, based on the trading price on or nearest to that date totaled $381,532 and $646,031 for Analex and COMTEX, respectively.

The following information presents condensed balance sheet information as of June 30, 2002 and 2001 and condensed income statement information for each of the years ended June 30, 2002, 2001 and 2000 for COMTEX:

                                     June 30,
                                2002         2001
                            --------------------------
                                  (in thousands)
Current assets               $    2,144     $    2,633
Other assets                      3,456          3,932
Current liabilities               2,551          2,502
Long-term liabilities               948            954

3.  Investments in Common Stock (continued)

                                2002          2001          2000
                            ----------------------------------------
                                         (in thousands)
Revenues                       $  12,248     $  16,598     $   12,645
Gross profit                       8,189        11,920          8,823
Net income                        (1,361)          265          1,241

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

During August 2001, AMASYS and COMTEX signed an amendment to the Note Payable to AMASYS, (Second Amendment to Amended, Consolidated and Restated 10% Senior Subordinated Secured
Note) (the "Amended Note") extending the term of the note from July 1, 2002 until July 1, 2008. In addition to the extension of the term, the Amended Note includes a provision for AMASYS to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of COMTEX. The Amended Note is convertible at a price of $1.00 per share, which price increases by $0.10 upon each anniversary of the amendment.

5.  Note Payable - Related Party

The Company entered into a Note Payable Agreement dated June 21, 1996 with the Pension Benefit Guaranty Corporation ("PBGC"). The note accrued interest at the rate of 9% per annum compounded semi-annually. The original terms of the note stipulated that it was to be paid prior to its maturity on December 31, 2006 from any proceeds received by the Company from PBGC's pro-rata share of the proceeds of any and all sales of the Company's stock positions in COMTEX and Analex and value received from the 10% Senior Subordinated Note issued by COMTEX to the Company on May 16, 1995. If neither of the above events occured prior to December 31, 2006, the note would be considered cancelled.

5.  Note Payable - Related Party (continuted)

The Note was issued pursuant to the Third Joint Plan of Reorganization of Infotechnology, Inc. and Questech Capital
Corporation dated January 26, 1994, which was confirmed by order of the United States Bankruptcy Court dated June 24,
1994.

On February 15, 2002, the Company paid $189,998 to PBGC for the note payable, pursuant to an agreement reached on February 1, 2002. The difference between the carrying amount of the debt at the date of payment and the amount paid was recorded as an extraordinary gain on the income statement.

The Company entered into two Note Payable agreements in the amount of $120,000 each dated December 21, 2001 and February 12, 2002 with the President and Chief Executive Officer of the Company. These notes accrued interest at a rate of 10% per annum and were payable on demand. The Company paid off the Notes Payable on February 26, 2002 from the proceeds of exercise of options to acquire COMTEX shares by the Company's Chief Executive Officer.

6.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 June 30,
                                                     2002          2001         2000
                                                  ------------------------------------------
Numerator:
     Net income (loss)                            $ 1,825,257   $   (326,956)   $    57,299
                                                  ==========================================
Denominator:
     Denominator for basic earnings per share -
     weighted average shares                        2,207,350      2,207,350      2,207,350

Effect of dilutive securities:
     Stock options                                       -              -           950,000
     Convertible preferred stock                         -              -         1,960,000
                                                  ------------------------------------------

     Denominator for diluted earnings per share     2,207,350      2,207,350      5,117,350
                                                  ==========================================
Basic earnings per share                          $       .83   $       (.15)   $       .03
Diluted earnings per share                        $       .83   $       (.15)   $       .01

Shares issuable upon the exercise of stock options have been excluded from the computation to the extent that their inclusion would be anti-dilutive.

7.  Income Taxes

The following table reconciles the assumed statutory tax rate with the effective rate to income tax expense:

                                            Year ended June 30,
                                    ----------------------------------
                                       2002        2001        2000
                                    ----------------------------------
Tax benefit at statutory rate           (34.0)%   (32.1)%     (32.1)%
Reconciling items:
 Permanent items                          0.2%      4.5%         -
 State income taxes                      (5.5)%    (5.5%)      (5.5)%
 Change in valuation allowance           39.3%     33.1%       37.6%
                                    ----------------------------------
Effective tax rate                       (0.0)%    (0.0)%      (0.0)%
                                    ==================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

                                     June 30,
                            --------------------------
                                2002          2001
                            --------------------------
Net operating loss            $7,705,229    $ 7,747,297
carryforwards

Equity method reporting         (161,039)      (236,292)
                             --------------------------
                               7,344,191      7,511,005
Valuation allowance           (7,344,191)    (7,511,005)
                             --------------------------
Net deferred tax asset         $    -       $      -
                             ==========================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net


7.  Income Taxes (continued)

operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2002 and 2001.

As of June 30, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $19 million that will begin to expire in 2005. Utilization of these net operating losses may be subject to limitations under IRC Section 382, in the event of significant changes in stock ownership of the Company.

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

8.  Stockholders' Equity (continued)

At June 30, 2002, 2001, and 2000, 950,000 options were outstanding and exercisable. All options outstanding were granted in November 1996. There has been no stock option activity since the initial grants of stock options. The exercise price of all options is $.01 per share. The weighted average remaining contractual life of options outstanding at June 30, 2002, 2001, and 2000 is 4.3 years, 5.3 years, and 6.3 years, respectively.

9. Selected Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended June 30, 2002 and 2001.

                                                     Quarter Ended:
                              ---------------------------------------------------------------
                               September 30,    December 31,    March 31,         June 30,
                                   2001             2001          2002              2002
                              ---------------------------------------------------------------
Other income                      $    38,072      $   24,051   $    (56,647)    $  (132,257)
Gross Profit                           38,072          24,051        (56,647)       (132,257)
Net Income/(Loss)                     (83,583)       (111,954)     2,138,458        (117,664)
Net Income/(Loss) per
share, basic                      $      (.04)     $     (.05)   $       .97     $      (.05)
Shares used in per share
calculation, basic                  2,207,350       2,207,350      2,207,350       2,207,350
Net Income per share, diluted     $      (.04)     $     (.05)   $       .42     $      (.05)
Shares used in per share
calculation, diluted                2,207,350       2,207,305      5,117,350       2,207,350

                                                     Quarter Ended:
                              ---------------------------------------------------------------
                               September 30,    December 31,       March 31,       June 30,
                                   2000             2000             2001            2001
                              ---------------------------------------------------------------
Other income                      $   120,904      $    48,483   $    42,151     $      1,155
Gross Profit                          120,904           48,483        42,151            1,155
Net Income                             46,985          (43,872)      (90,866)        (239,203)
Net Income per share basic        $      0.02      $     (0.02)  $     (0.04)    $      (0.15)
Shares used in per share
calculation, basic                  2,207,350        2,207,350     2,207,350        2,207,350
Net Income per share, diluted     $      0.01      $     (0.02)  $     (0.04)    $      (0.15)
Shares used in per share
calculation, diluted                5,117,350        2,207,350     2,207,350        2,207,350
