Form 10-Q
period 2002-09-30
AMASYS CORP
filed 2002-11-14
CIK 1023198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2002 or

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

                       4900 Seminary Road
                            Suite 800
                   Alexandria, Virginia 22311
            (Address of principal executive offices)

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

                   Yes / /        No /X/

As of November 14, 2002, 2,207,350 shares of the Common Stock of the registrant were outstanding.

                       AMASYS CORPORATION
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.  Financial Statements

               Balance Sheets                          3
                at September 30, 2002
                and June 30, 2002

               Statements of Operations                4
                for the Three Months Ended
                September 30, 2002 and 2001

               Statements of Cash Flows                5
                for the Three Months Ended
                September 30, 2002 and 2001

               Notes to Financial Statements           6


     Item 2.  Management's Discussion and Analysis     9
                of Financial Condition and Results
                of Operations


Part II Other Information:

     Item 6.    Exhibits and Reports on Form 8-K       10


SIGNATURES

                               AMASYS Corporation

                                 Balance Sheets

                                                            September 30     June 30
                                                                2002           2002
                                                           -----------------------------
Assets
Current assets:
 Cash and cash equivalents                                 $    12,364    $      13,071
                                                           -----------    --------------
Total current assets                                            12,364           13,071

Note receivable - related party                                908,954          914,954
Investments in common stock                                    679,909          733,449
                                                           -----------    -------------
Total assets                                               $ 1,601,227    $   1,661,474
                                                           ===========    ==============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                     $    45,249    $      23,962
                                                           -----------    -------------
Total current liabilities                                       45,249           23,962

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares
authorized; 196,000 Series A shares issued and outstanding
                                                                1,960             1,960
Common stock, $0.01 par value; 20,000,000 shares
authorized; 2,207,350 shares issued and outstanding            22,073            22,073
Other comprehensive income (loss)                             242,082           251,794

Retained earnings                                           1,289,863         1,361,685
                                                           -----------    -------------
Total stockholders' equity                                  1,555,978         1,637,512
                                                           -----------    -------------
Total liabilities and stockholders' equity                 $1,601,227     $   1,661,474
                                                           ===========    =============

See accompanying notes.

                               AMASYS Corporation

                            Statements of Operations

                                         Three months ended September 30
                                              2002              2001
                                        ----------------------------------
Other income:
 Interest income                        $  22,799         $  23,724
                                        ----------------------------------
Total other income                         22,799            23,724
                                        ----------------------------------

Costs and expenses:
 Professional services                     46,065            56,221
 General and administrative                 4,728             4,683
 Amortization                                -                8,338
                                        ----------------------------------
Total costs and expenses                   50,793            69,242
                                        ----------------------------------

Operating loss                            (27,994)          (45,518)
Equity in (losses) earnings               (43,828)           14,348
Interest expense                             -              (52,413)
                                        ----------------------------------

Loss before income taxes                  (71,822)          (83,583)

Provision for income taxes                   -                 -
                                        ----------------------------------
Net loss                                $ (71,822)        $ (83,583)
                                        ==================================
Per share data:

Net loss per share:
 Basic                                  $    (.03)        $    (.04)
                                        ==================================
 Diluted                                $    (.03)        $    (.04)
                                        ==================================
Weighted average number of shares:

 Basic                                  2,207,350         2,207,350
                                        ==================================
 Diluted                                2,207,350         2,207,350
                                        ==================================

See accompanying notes.

                               AMASYS Corporation

                            Statements of Cash Flows

                                                          Three months ended September 30
                                                               2002              2001
                                                          ---------------------------------
Operating activities
Net loss                                                 $  (71,822)        $  (83,583)
Adjustments to reconcile (loss) net loss to net cash used
in operating activities:
 Equity in  losses (earnings)                                43,828            (14,348)
 Accrued interest on note payable                             -                 52,413
 Amortization                                                 -                  8,338
 Changes in operating assets and liabilities:
 Interest receivable and other current assets                 -                 (7,900)
   Accounts payable and accrued expenses                     21,287             39,815
                                                          ---------------------------------
Net cash used in operating activities                        (6,707)            (5,265)

Financing activities
Proceeds from note receivable                                 6,000              6,000
                                                          ---------------------------------
Net cash provided by financing activities                     6,000              6,000

Net (decrease) increase in cash and cash equivalents           (707)               735
Cash and cash equivalents at beginning of period             13,071              2,252
                                                          ---------------------------------
Cash and cash equivalents at end of period                $  12,364         $    2,987
                                                          =================================

See accompanying notes.

                       AMASYS CORPORATION
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                       September 30, 2002


1.   Basis of Presentation

The accompanying interim financial statements of AMASYS Corporation (the "Company" or "AMASYS") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 ("2002 Form 10-K"), filed with the Securities and Exchange Commission on September 30, 2002.

2.   Note Payable

The Company entered into a Note Payable Agreement dated June 21, 1996 with the Pension Benefit Guaranty Corporation ("PBGC"). The note accrued interest at the rate of 9% per annum compounded semi-annually. The note was to be paid prior to its maturity on December 31, 2006 from any proceeds received by the Company from PBGC's pro-rata share of the proceeds of any and all sales of the Company's stock positions in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex") and value received from the 10% Senior Subordinated Note issued by Comtex to the Company on May 16, 1995. If neither of the above two events were to occur prior to December 31, 2006, the note would be considered cancelled.

The Note was issued pursuant to the Third Joint Plan of Reorganization of Infotechnology, Inc. and Questech Capital
Corporation dated January 26, 1994, which was confirmed by order of the United States Bankruptcy Court dated June 24,
1994.

On February 15, 2002, the Company paid $189,998 to PBGC in full satisfaction for the note payable, pursuant to an agreement reached on February 1, 2002. The difference between the carrying amount of the debt at the date of payment and the amount paid was recorded as an extraordinary gain on the income statement during the third quarter of fiscal year 2002.

3.   Net loss per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three months ended
                                                      September 30,
                                                    2002         2001
                                                 -------------------------
Numerator:
  Net loss                                       $   (71,822)  $  (83,583)
                                                 =========================
Denominator:
  Denominator for basic earnings
  per share - weighted average
  Shares                                           2,207,350    2,207,350

Effect of dilutive securities:
  Stock options                                            -            -
  Convertible preferred stock                              -            -
                                                 -------------------------
  Denominator for diluted earnings per share       2,207,350    2,207,350
                                                 =========================
Basic earnings per share                         $      (.03)  $     (.04)

Diluted earnings per share                       $      (.03)  $     (.04)

4.   Investment in Common Stock

The following information presents condensed balance sheet information as of September 30, 2002 and June 30, 2002 and condensed income statement information for each of the three months ended September 30, 2002 and 2001 for the Company's investment in Comtex, which is accounted for using the equity method:

                         September 30     June 30
                             2002          2002
                        ----------------------------
                               (in thousands)
Current assets              $   1,729    $   2,144
Other assets                    3,397        3,456
Current liabilities             2,315        2,551
Long-term liabilities             980          948

                           Three months ended
                             September 30
                            2002         2001
                        -------------------------
                             (in thousands)
Revenues                 $   2,431      $   3,464
Gross profit                 1,560          2,386
Net (loss) income             (267)            69

5.   Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of the following:

                           Three months ended September 30
                                 2002            2001
                           -------------------------------
Net loss                     $   (71,822)     $   (83,583)
Unrealized (loss) gain on
investment                        (9,712)         234,416
                           ------------------------------
                             $   (81,534)     $   150,833
                           ==============================

Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal business is the maintenance of its equity interests in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex") and the Company's income is derived from equity and interest income related to these investments. The Company owns 2,153,437 shares of common stock of Comtex (SEC File No. 0-10541). Comtex trades on the OTC Electronic Bulletin Board under the symbol CMTX. More information concerning the operations of Comtex can be found in its own filings with the Securities and Exchange Commission. The Company owns 138,739 shares of the common stock of Analex Corporation (SEC File No. 0-5404), which trades on the OTC Electronic Bulletin Board under the symbol ANLX. More information concerning the operations of Analex can be found in its own filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

The Company had a net loss of $72,000 during the three months ended September 30, 2002 compared to a net loss of $84,000 during the three months ended September 30, 2001. The decrease in net loss is due to a decrease in interest expense of $52,000 related to the extinguishment of debt during fiscal year 2002 and a decrease in operating costs and expenses of $18,000 (26.6%), offset by a decrease in equity in earnings of $58,000.

Other income. Interest income decreased slightly due to the decrease in the average outstanding note receivable balance due from Comtex.

Operating costs and expenses. Operating costs and expenses decreased $18,000 (26.6%) to $51,000 during the three months ended September 30, 2002 due to a decrease in professional services. Professional services decreased $10,000 primarily due to a decrease in consulting fees. In addition, amortization decreased $8,000 because the reorganization costs were fully amortized after the first quarter of fiscal year 2002.

Equity in earnings. Equity in earnings decreased $58,000 due primarily to the decrease in the Company's share of earnings of Comtex, which reported a net loss of $267,000 during the three months ended September 30, 2002 compared to net income of $69,000 during the same period ended 2001.

Interest expense. Interest expense decreased $52,000 due to the retirement of the note payable during the third quarter of fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a deficiency in working capital of $33,000 at September 30, 2002. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligation through payments of principal and interest from the note receivable from Comtex and from the sales of interests in Analex.

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

Item 4.

CONTROLS AND PROCEDURES

The Company's Chief Executive and Financial Officer has concluded, based on his evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.


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

                                        AMASYS CORPORATION
                                             (Registrant)


     Dated:  November 14, 2002          By: /S/ C.W. GILLULY
                                        ____________________
                                        C.W. Gilluly, Ed.D.
                                        President and Chief
                                         Executive Officer
                                        (Principal Executive
                                          Officer and
                                        Principal Financial and
                                        Accounting Officer)

CERTIFICATIONS

I, C.W. Gilluly, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AMASYS Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
       Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002        /S/ C.W. GILLULY
                                   C.W. Gilluly
                                   President and Chief Executive Officer

          CERTIFICATION OF CHIEF EXECUTIVE OFFICER

  PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, C.W. Gilluly, the President and Chief Executive Officer of AMASYS Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1)  the Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of
1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2002          /S/ C.W. GILLULY
                                 C.W. Gilluly
                                 President and Chief Executive Officer



          CERTIFICATION OF CHIEF FINANCIAL OFFICER

  PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, C. W. Gilluly, the Principal Finance
Officer of AMASYS Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's
Quarterly Report on Form 10-Q for the period ending
September 30, 2002 (the "Report"). The undersigned hereby certifies that:
(1)  the Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of
1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 14, 2002         /S/ C.W. GILLULY
                                C.W. Gilluly
                                Principal Finance Officer