Form 10-Q
period 2002-12-31
AMASYS CORP
filed 2003-02-14
CIK 1023198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2002 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes / /        No /X/


As of February 14, 2003, 2,207,350 shares of the Common Stock of the registrant were outstanding.

                       AMASYS CORPORATION
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.  Financial Statements

               Balance Sheets                               3
                at December 31, 2002 (unaudited)
                and June 30, 2002

               Statements of Operations                     4
                for the Three and Six Months Ended
                December 31, 2002 and 2001 (unaudited)

               Statements of Cash Flows                     5
                for the Six Months Ended
                December 31, 2002 and 2001 (unaudited)

               Notes to Financial Statements                6


     Item 2.  Management's Discussion and Analysis          9
                of Financial Condition and Results
                of Operations

     Item 4.    Controls and Procedures                     11

Part II Other Information:

     Item 6.    Exhibits and Reports on Form 8-K            11


SIGNATURES                                                  12

CERTIFICATION                                               13

                               AMASYS Corporation

                                 Balance Sheets


                                                           December 31       June 30
                                                              2002            2002
                                                          -------------  ------------
Assets
Current assets:
 Cash and cash equivalents                                $     4,350      $  13,071
                                                          -------------  ------------
Total current assets                                            4,350         13,071

Note receivable - related party                               879,954        914,954
Investments in common stock                                   674,882        733,449
                                                          ------------   ------------
Total assets                                              $ 1,559,186    $ 1,661,474
                                                          ============   ============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                    $    11,728    $    23,962
                                                          ------------   ------------
Total current liabilities                                      11,728         23,962
                                                          ------------   ------------

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
authorized; 196,000 Series A shares issued and
outstanding                                                     1,960          1,960
Common stock, $0.01 par value; 20,000,000 shares
authorized; 2,207,350 shares issued and outstanding            22,073         22,073
Accumulated other comprehensive income                        194,090        251,794
Retained earnings                                           1,329,335      1,361,685
                                                          ------------   -----------
Total stockholders' equity                                  1,547,458      1,637,512
                                                          -----------    -----------
Total liabilities and stockholders' equity                $ 1,559,186    $ 1,661,474
                                                          ===========    ===========

See accompanying notes.

                               AMASYS Corporation

                            Statements of Operations


                                      Three months ended December 31    Six months ended December 31
                                          2002             2001             2002           2001
                                      ------------   ----------------   ------------  --------------
Other income:
 Gain on sales of investment          $  2,783       $      -           $    2,783     $      -
 Interest income                        22,266           23,449             45,064          47,173
                                      ------------   ---------------    ------------  ---------------
Total other income                      25,049           23,449             47,847          47,173
                                      ------------   ---------------    ------------  ---------------

Costs and expenses:
 Professional services                  20,497           73,457             66,563         129,679
 General and administrative              9,360            9,802             14,088          14,483
 Amortization                              -               -                  -              8,338
                                      ------------   ---------------    ------------  ---------------
Total costs and expenses                29,857           83,259             80,651         152,500
                                      ------------   ---------------    ------------  ---------------
Operating loss                          (4,808)         (59,810)           (32,804)       (105,327)
Equity in earnings                      44,282              602                454          14,950
Interest expense                           -             52,746               -            105,159
                                      ------------   ---------------    ------------  ---------------
Net income (loss) before income taxes
                                        39,474         (111,954)           (32,350)       (195,536)

Provision for income taxes                 -              -                  -             -
                                      ------------   ---------------    ------------  ---------------
Net income (loss)                     $ 39,474        $(111,954)         $ (32,350)     $ (195,536)
                                      ============   ===============    ============  ==============

Per share data:

Net income (loss) per share:
 Basic                                $       .02    $      (0.05)      $     (.01)   $       (0.09)
 Diluted                              $       .01    $      (0.05)      $     (.01)   $       (0.09)
                                      ============   ==============     ============  ==============

                                      ============   ==============     ============  ==============
Weighted average number of shares:
 Basic                                  2,207,350       2,207,350        2,207,350       2,207,350
                                      ============   ==============     ============  ===============
 Diluted                                4,167,350       2,207,350        2,207,350       2,207,350
                                      ============   ==============     ============  ===============

See accompanying notes.

                               AMASYS Corporation

                            Statements of Cash Flows

                                                         Six months ended December 31
                                                             2002            2001
                                                        ---------------  --------------
Operating activities
Net loss                                               $  (32,350)      $    (195,536)
Adjustments to reconcile net loss to net cash used in
operating activities:
 Equity in earnings                                          (454)            (14,950)
 Gain on sales of investment                               (2,783)             -
 Accrued interest on note payable                            -                104,825
 Amortization                                                -                  8,338
 Changes in operating assets and liabilities:
 Interest receivable and other current assets                -                (15,625)
   Accounts payable and accrued expenses                  (12,234)            (17,872)
                                                       ---------------  -------------
Net cash used in operating activities                     (47,821)           (130,820)

Financing activities
Proceeds from note receivable                              35,000              12,000
Proceeds from sale of stock                                 4,100              -
Proceeds from issuance of stockholder note payable           -                120,000
                                                       ---------------  --------------
Net cash provided by financing activities                  39,100             132,000

Net (decrease) increase in cash and cash equivalents       (8,721)              1,180
Cash and cash equivalents at beginning of period           13,071               2,252
                                                       ---------------  --------------
Cash and cash equivalents at end of period             $    4,350       $       3,432
                                                       ===============  ==============

See accompanying notes.

                       AMASYS CORPORATION
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                        December 31, 2002


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

2.   Notes Payable

The Company entered into a Note Payable Agreement dated June 21, 1996 with the Pension Benefit Guaranty Corporation ("PBGC"). The note accrued interest at the rate of 9% per annum compounded semi-annually. The note was to be paid prior to its maturity on December 31, 2006 from any proceeds received by the Company from PBGC's pro-rata share of the proceeds of any and all sales of the Company's stock positions in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex") and value received from the 10% Senior Subordinated Note issued by Comtex to the Company on May 16, 1995. If neither of the above two events were to occur prior to December 31, 2006, the note would have been considered cancelled.

The Note was issued pursuant to the Third Joint Plan of Reorganization of Infotechnology, Inc. and Questech Capital
Corporation dated January 26, 1994, which was confirmed by order of the United States Bankruptcy Court dated June 24, 1994.

On February 15, 2002, the Company paid $189,998 to PBGC in full satisfaction for the note payable, pursuant to an agreement reached on February 1, 2002. The difference between the carrying amount of the debt at the date of payment and the amount paid was recorded as an extraordinary gain on the income statement during the third quarter of fiscal year 2002.
3.   Net income (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three months ended           Six months ended
                                                      December 31,                December 31,
                                                    2002         2001          2002         2001
                                                 ----------------------------------------------------
Numerator:

  Net income (loss)                               $    39,474 $  (111,954)   $  (32,350)   $ (195,536)
                                                 ====================================================
Denominator:
  Denominator for basic earnings
  per share - weighted average
  shares                                            2,207,350   2,207,350     2,207,350     2,207,350

Effect of dilutive securities:
  Stock options                                         -           -             -             -
  Convertible preferred stock                       1,960,000       -             -             -
                                                -----------------------------------------------------
Denominator for diluted earnings per share
                                                    4,167,350   2,207,350     2,207,350     2,207,350
                                                =====================================================
Basic earnings per share                        $         .02  $     (.05)  $      (.01) $       (.09)

Diluted earnings per share                      $         .01  $     (.05)  $      (.01) $       (.09)

Shares issuable upon the exercise of stock options have been excluded from the computation to the extent that their inclusion would be anti-dilutive.

4.   Investment in Common Stock

The following information presents condensed balance sheet information as of December 31, 2002 and June 30, 2002 and condensed income statement information for each of the three months ended December 31, 2002 and 2001 for the Company's investment in Comtex, which is accounted for using the equity method:

                        December 31    June 30
                            2002         2002
                        -------------------------
                             (in thousands)
Current assets             $ 1,629    $   2,074
Other assets                 3,146        3,526
Current liabilities          1,664        2,551
Long-term liabilities          989          948

4.   Investment in Common Stock (continued)

                           Three months ended
                              December 31
                            2002         2001
                         -----------------------
                             (in thousands)
Revenues                 $   2,430    $   3,198
Gross profit                 1,559        2,199
Net income                     272            3

5.   Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of the following:

                                    Three months ended December 31
                                        2002           2001
                                    -----------------------------
Net income (loss)                   $    39,474     $   (111,954)
Unrealized loss on investment           (49,309)        (152,054)
                                    -----------------------------
                                    $    (9,835)    $   (264,008)
                                    =============================

                         Six months ended December 31
                             2002           2001
                        -----------------------------
Net income (loss)       $   (32,350)     $   (195,536)
Unrealized (loss)
income on investment        (59,021)           82,363
                         ----------------------------
                        $   (91,371)     $   (113,173)
                        =============================

Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company's principal business is the maintenance of its equity interests in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex") and the Company's income is derived from equity and interest income related to these investments. The Company owns 2,153,437 shares of common stock of Comtex (SEC File No. 0-10541). Comtex trades on the OTC Electronic Bulletin Board under the symbol CMTX. More information concerning the operations of Comtex can be found in its own filings with the Securities and Exchange Commission. The Company owns 138,739 shares of the common stock of Analex Corporation (SEC File No. 0-
5404), which trades on the OTC Electronic Bulletin Board under the symbol ANLX. More information concerning the operations of Analex can be found in its own filings with the Securities and Exchange Commission.

The Company accounts for its investment in Comtex using the equity method, whereby the Company records its share of income or loss reported by Comtex based on its ownership interest. The Company also has a note receivable from Comtex, which bears interest at 10%. The Company's investment in Analex was accounted for using the equity method through March 2000. Due to a change in control at Analex in March 2000, in which a group of investors assumed control of Analex, the investment has since been accounted for pursuant to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The Analex investment balance at each reporting period is reported based on the stock's trading value with any increases or decreases being presented as unrealized gains or losses in the statement of stockholders' equity. No investments have been made since the initial acquisition of interests of Comtex and Analex in 1996, nor has there been any interests nor dividends received. During February 2002, the Company's CEO exercised his options to acquire 2,540,503 shares of Comtex stock owned by the Company, which resulted in proceeds of $254,000. A portion of the Analex investment was sold in February and May 2002.

RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2002 to the three months ended December 31, 2001

The Company had net income of $39,000 during the three months ended December 31, 2002 compared to a net loss of $112,000 during the three months ended December 31, 2001. The increase in net income is due to an increase in equity in earnings of $44,000 and a decrease in operating costs and expenses of $53,000 and a decrease in interest expense of $53,000.

Other income. Other income increased slightly due to the gain on sale ($2,800) of 1,500 shares of Analex common stock.

Operating costs and expenses. Operating costs and expenses decreased $53,000 (64%) to $30,000 during the three months ended December 31, 2002 due to a decrease in professional services. Professional services decreased $53,000 primarily due to a decrease in consulting, audit and board of director fees.

Equity in earnings. Equity in earnings increased $44,000 due to the increase in the Company's share of earnings of Comtex, which reported net income of $272,000 during the three months ended December 31, 2002 compared to net income of $3,000 during the same period ended 2001.

Interest expense. Interest expense increased due to the retirement of the note payable during the third quarter of fiscal year 2002.

Comparison of the six months ended December 31, 2002 to the six months ended December 31, 2001

The Company had a net loss of $32,000 during the six months ended December 31, 2002 compared to a net loss of $196,000 during the six months ended December 31, 2001. The increase in net income is due to a decrease in operating costs and expenses of $72,000 (47%) and a decrease in interest expense of $105,000. The increase in net income was slightly offset by a decrease in equity of earnings of $14,000.

Operating costs and expenses. Operating costs and expenses decreased $72,000 (47%) to $81,000 during the six months ended December 31, 2002 mainly due to a decrease in professional services. Professional services decreased $72,000 due to a decrease in audit and legal fees associated with the audit of the Company's financial statements during 2001 and a decrease in consulting fees and board of directors fees.

Equity in earnings. Equity in earnings decreased $14,000 due to a decrease in the Company's share of earnings of Comtex, which reported net income of $5,000 during the six months ended
December 31, 2002 compared to net income of $72,000 during the same period ended 2001.

Interest expense. Interest expense increased due to an increase in the note payable balance resulting from compounded interest during the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a deficiency in working capital of $7,000 at December 31, 2002. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligation through payments of principal and interest from the note receivable from Comtex and from the sales of interests in Analex.


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

                              AMASYS CORPORATION
                              (Registrant)


Dated:  February 14, 2003     By: /S/ C.W. GILLULY
                                   C.W. Gilluly, Ed.D.

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


Date: February 14, 2003               /S/C.W. GILLULY
                                      C.W. Gilluly
                                      President and Chief Executive Officer

          CERTIFICATION OF CHIEF EXECUTIVE OFFICER

  PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, C.W. Gilluly, the President and Chief Executive Officer of AMASYS Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2002 (the "Report"). The undersigned hereby certifies that:
(1)  the Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of
1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2003
                                        /S/C.W. GILLULY
                                        C.W. Gilluly
                                        President and Chief Executive Officer

          CERTIFICATION OF CHIEF FINANCIAL OFFICER

  PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, C. W. Gilluly, the Principal Finance Officer of AMASYS Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2002 (the "Report"). The undersigned hereby certifies that:
(1)  the Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of
1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: February 14, 2003             /S/C.W. GILLULY
                                    C.W. Gilluly
                                    Principal Finance Officer