Form 10-Q
period 2003-03-31
AMASYS CORP
filed 2003-05-15
CIK 1023198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2003 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                   Yes /X /        No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes / / No /X/

As of May 13, 2003, 2,207,350 shares of the Common Stock of the registrant were outstanding.

                       AMASYS CORPORATION
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.  Financial Statements

               Balance Sheets                               3
                at March 31, 2003 (unaudited)
                and June 30, 2002

               Statements of Operations                     4
                for the Three and Nine Months Ended
                March 31, 2003 and 2002 (unaudited)

               Statements of Cash Flows                     5
                for the Nine Months Ended
                March 31, 2003 and 2002  (unaudited)

               Notes to Financial Statements                6


     Item 2.  Management's Discussion and Analysis          9
                of Financial Condition and Results
                of Operations

     Item 4.    Controls and Procedures                     11

Part II Other Information:

     Item 6.    Exhibits and Reports on Form 8-K            11


SIGNATURES                                                  12

CERTIFICATION                                               13

                               AMASYS Corporation

                                 Balance Sheets

                                                                 (unaudited)
                                                                   March 31       June 30
                                                                     2003           2002
                                                                ----------------------------
Assets
Current assets:
 Cash and cash equivalents                                      $     41,368   $     13,071
Interest receivable                                                    7,216          -
                                                                ----------------------------
Total current assets                                                  48,584         13,071

Note receivable - related party                                      868,954        914,954
Investments in common stock                                          664,838        733,449
                                                                ----------------------------
Total assets                                                    $  1,582,376   $  1,661,474
                                                                ============================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued expenses                          $      1,152   $     23,962
                                                                ----------------------------
Total current liabilities                                              1,152         23,962

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized;
196,000 Series A shares issued and outstanding                         1,960          1,960

Common stock, $0.01 par value; 20,000,000 shares authorized;
2,207,350 shares issued and outstanding                               22,073         22,073
Accumulated other comprehensive income                               224,494        251,794
Retained earnings                                                  1,332,697      1,361,685
                                                                ----------------------------
Total stockholders' equity                                         1,581,224      1,637,512
                                                                ----------------------------
Total liabilities and stockholders' equity                      $  1,582,376    $ 1,661,474
                                                                ============================

See accompanying notes.

                               AMASYS Corporation

                            Statements of Operations
                                   (unaudited)

                                        Three months ended           Nine months ended
                                             March 31                    March 31
                                        2003         2002            2003        2002
                                    -------------------------     -----------------------
                                                                  -
Other income:
 Gain on sales of investment        $  41,274    $  45,695        $   44,057   $   45,695
 Interest income                       21,768       23,248            66,831       70,421
                                    -------------------------     -----------------------
Total other income                     63,042       68,943           110,888      116,116
                                    -------------------------     -----------------------

Costs and expenses:
 Professional services                 24,632       86,026            91,194      215,705
 General and administrative             7,692        6,481            21,779       20,964
 Amortization                            -            -                -            8,338
                                    -------------------------     -----------------------
Total costs and expenses               32,324       92,507           112,973      245,007
                                    -------------------------     -----------------------

Operating income (loss)                30,718      (23,564)           (2,085)    (128,891)
Equity in earnings (loss)             (27,357)     (79,895)          (26,903)     (64,945)
Interest expense                         -         (29,752)              -       (134,911)
                                    -------------------------     -----------------------
Net income (loss) before income
  taxes and extraordinary gain          3,361     (133,211)          (28,988)    (328,747)
Provision for income taxes                -            -                -           -
Extraordinary gain                        -      2,271,669              -       2,271,669
                                    -------------------------     -----------------------
Net income (loss)                   $   3,361   $2,138,458         $ (28,988)  $1,942,922
                                    =========================     =======================
Per share data:
Earnings per share - basic
Income (loss) per share before      $   0.002   $   (0.06)         $  (0.01)   $    (0.15)
  extraordinary item
 Extraordinary gain                        -         1.03              -             1.03
                                    -------------------------     -----------------------
  Basic net income per share        $   0.002   $    0.97          $   (0.01)  $     0.88
                                    =========================     =======================
Earnings per share - diluted
Income (loss) per share before      $   0.001   $   (0.06)         $   (0.01)  $    (0.15)
   extraordinary item
Extraordinary gain                       -           1.03                -           1.03
                                    -------------------------     -----------------------
                                    $   0.001   $    0.97          $    (0.01) $     0.88
Weighted average number of shares:  =========================     =======================
 Basic                              2,207,350    2,207,350          2,207,350   2,207,350
                                    =========================     =======================
 Diluted                            4,167,350    2,207,350          2,207,350   2,207,350
                                    =========================     =======================

See accompanying notes.

                               AMASYS Corporation

                            Statements of Cash Flows
                                   (unaudited)

                                                            Nine months ended March 31
                                                                2003           2002
                                                           -----------------------------
Operating activities
Net income (loss)                                          $   (28,988)     $  1,942,922
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
 Extraordinary gain                                              -            (2,271,669)
 Equity in loss                                                 26,903            64,945
 Gain on sales of investment                                   (44,057)          (45,695)
 Accrued interest on note payable                                -               132,212
 Amortization                                                    -                 8,338
 Changes in operating assets and liabilities:
   Interest receivable                                          (7,216)
   Accounts payable and accrued expenses                       (22,810)            7,928
                                                           -----------------------------
Net cash used in operating activities                          (76,168)         (161,019)

Investing activities
Proceeds from note receivable                                   46,000            27,000
Proceeds from sale of stock                                     58,465            74,551
Proceeds from exercise of options to acquire Comtex
  shares                                                         -               254,050
                                                           -----------------------------
Net cash provided by investing activities                      104,465           355,601

Financing activities
Proceeds from issuance of stockholder notes payable              -               240,000
Payment of notes payable                                         -              (429,998)
                                                           -----------------------------
Net cash used in financing activities                            -              (189,998)
                                                           -----------------------------
Net (decrease) increase in cash and cash equivalents           28,297              4,584
Cash and cash equivalents at beginning of period               13,071              2,252
                                                           -----------------------------
Cash and cash equivalents at end of period                 $   41,368          $   6,836
                                                           =============================

See accompanying notes.

                       AMASYS CORPORATION
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                         March 31, 2003


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

3.   Net income (loss) per share

The following table sets forth the computation of basic and diluted earnings per share:

                                     Three months ended            Nine months ended
                                          March 31,                   December 31,
                                       2003        2002            2003         2002
                                 --------------------------------------------------------
Numerator:
  Net income (loss)               $    3,361     $ 2,138,458   $  (28,988)    $ 1,942,922
                                 ========================================================
Denominator:
  Denominator for basic earnings
  per share - weighted
  average shares                   2,207,350       2,207,350     2,207,350      2,207,350

Effect of dilutive securities:
  Stock options                        -              -             -             -
  Convertible preferred stock      1,960,000          -             -             -

                                 --------------------------------------------------------
Denominator for diluted
earnings per share                 4,167,350       2,207,350     2,207,350      2,207,350
                                 ========================================================

Basic earnings per share         $     0.002     $    .97      $   (0.01)      $   0.88

Diluted earnings per share       $     0.001     $    .97      $   (0.01)      $   0.88

Shares issuable upon the exercise of stock options have been excluded from the computation to the extent that their inclusion would be anti-dilutive.

4.   Investment in Common Stock

The following information presents condensed balance sheet information as of March 31, 2003 and June 30, 2002 and condensed income statement information for each of the three months ended March 31, 2003 and 2002 for the Company's investment in Comtex, which is accounted for using the equity method:

                          March 31     June 30
                            2003         2002
                        -------------------------
                             (in thousands)
Current assets             $ 1,613    $   2,074
Other assets                 2,907        3,526
Current liabilities          1,591        2,551
Long-term liabilities          973          948

4.   Investment in Common Stock (continued)

                        Three months ended March 31
                            2003         2002
                        ---------------------------
                             (in thousands)
Revenues                 $   2,287    $   2,902
Gross profit                 1,425        1,901
Net (loss)                   (168)        (484)

5.   Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of the following:

                               Three months ended March 31
                                    2003         2002
                                -------------------------
Net income                      $    3,361   $ 2,138,458
Unrealized gain (loss on            30,404       (23,802)
  investment
                                -------------------------
                                 $  33,765    $ 2,114,656
                                =========================

                                Nine months ended March 31
                                     2003         2002
                                -------------------------
Net income (loss)               $ (28,988)    $ 1,942,922
Unrealized (loss)gain on
   investment                     (27,300)        58,561
                                -------------------------
                                $ (56,288)    $ 2,001,483
                                =========================

Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company's principal business is the maintenance of its equity interests in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex") and the Company's income is derived from equity and interest income related to these investments. The Company owns 2,153,437 shares of common stock of Comtex (SEC File No. 0-10541). Comtex trades on the OTC Electronic Bulletin Board under the symbol CMTX. More information concerning the operations of Comtex can be found in its own filings with the Securities and Exchange Commission. The Company owns 122,239 shares of the common stock of Analex Corporation (SEC File No. 0-5404), which trades on the American Stock Exchange under the symbol NLX. More information concerning the operations of Analex can be found in its own filings with the Securities and Exchange Commission.

The Company accounts for its investment in Comtex using the equity method, whereby the Company records its share of income or loss reported by Comtex based on its ownership interest.
The Company also has a note receivable from Comtex, which bears interest at 10%. The Company's investment in Analex was accounted for using the equity method through March 2000. Due to a change in control at Analex in March 2000, in which a group of investors assumed control of Analex, the investment has since been accounted for pursuant to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The Analex investment balance at each reporting period is reported based on the stock's trading value with any increases or decreases being presented as unrealized gains or losses in the statement of stockholders' equity. No investments have been made since the initial acquisition of interests of Comtex and Analex in 1996, nor has there been any interests nor dividends received. During February 2002, the Company's CEO exercised his options to acquire 2,540,503 shares of Comtex stock owned by the Company, which resulted in proceeds of $254,000. Portions of the Analex investment have been sold during favorable market conditions since February 2002.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002

The Company had net income of $3,400 during the three months ended March 31, 2003 compared to net income of $2.1 million during the three months ended March 31, 2002. The decrease in net income is due to an extraordinary gain of $2.3 million during the third quarter of fiscal year 2002, partially offset by a decrease in equity in loss of $52,500, a decrease in operating costs and expenses of $62,000 and a decrease in interest expense of $30,000.

Other income. Other income decreased slightly due to moderately lower gains on the sale of Analex common stock and marginally lower interest income.

Operating costs and expenses. Operating costs and expenses decreased $60,000 (65%) to $32,300 during the three months ended March 31, 2003 due to a decrease in professional services.

Equity in earnings (loss). Equity in earnings (loss) decreased $52,500 due to the decrease in Comtex's loss, which reported a net loss of $168,000 for three months ended March 31, 2003 compared to a net loss of $484,000 for the same quarter of 2002.

Interest expense. Interest expense decreased by $30,000 due to the retirement of the notes payable during the third quarter of fiscal year 2002.

Comparison of the nine months ended March 31, 2003 to the nine months ended March 31, 2002

The Company had a net loss of $29,000 during the nine months ended March 31, 2003 compared to net income of $1.9 million during the nine months ended March 31, 2002. The decrease in net income is due to an extraordinary gain of $2.3 million during the third quarter of fiscal year 2002, partially offset by a decrease in equity in loss of $38,000, a decrease in operating costs and expenses of $132,000 and a decrease in interest expense of $135,000.

Operating costs and expenses. Operating costs and expenses decreased $132,000 (54%) to $113,000 during the nine months ended March 31, 2003 mainly due to a decrease in professional service fees.

Equity in earnings (loss). Equity in earnings (loss) decreased $38,000 due to the decrease Comtex's loss, which reported a net loss of $163,500 for the nine months ended March 31, 2003 compared to a net loss of $411,300 for the same period of fiscal 2002.

Interest expense. Interest expense decreased $135,000 due to the retirement of the note payable during the third quarter of fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $47,000 at March 31, 2003. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligation through payments of principal and interest from the note receivable from Comtex and from the sales of interests in Analex.


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

                                   AMASYS CORPORATION
                                        (Registrant)


     Dated:  May 15, 2003               By:  /S/ C.W. GILLULY

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

     a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
       Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003                     /S/ C.W. GILLULY
                                        C.W. Gilluly
                                        President and Chief
                                        Executive Officer

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER

    PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, C.W. Gilluly, the President and Chief Executive Officer of AMASYS Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2003 (the "Report"). The undersigned hereby certifies that:
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2003                  /S/ C.W. GILLULY
                                        C.W. Gilluly
                                        President and Chief Executive Officer



            CERTIFICATION OF CHIEF FINANCIAL OFFICER

    PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, C. W. Gilluly, the Principal Finance Officer of AMASYS Corporation (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2003 (the "Report"). The undersigned hereby certifies that:
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 15, 2003                 /S/ C.W. GILLULY
                                       C.W. Gilluly
                                       Principal Finance Officer