Form 10KSB
period 2003-06-30
AMASYS CORP
filed 2003-11-07
CIK 1023198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-KSB
(Mark One)

X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2003; or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number  0-21555

                               AMASYS CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Delaware                                            54-1812385
          ------------                                        --------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

         625 N. Washington Street, Suite 301, Alexandria, Virginia 22314
         ---------------------------------------------------------------
                     (Address of principal executive office)

Issuer's telephone number, including area code: (703) 797-8026
                                                --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

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


The Company knows of no trading in its Common Stock since its inception. As of June 30, 2003, there were 1,775,880 shares of stock held by non-affiliates.

As of September 30, 2003, 2,207,350 shares of the Common Stock of the Registrant were outstanding.

                                     PART I

Item 1.         Business

Company History
---------------

         AMASYS Corporation ("AMASYS" or the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996. As a result of a series of transactions during the 1980's, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex"), formerly known as Hadron, Inc. As of June 30, 2003, AMASYS had a 16% interest in Comtex and less than a 1% equity interest in Analex. The Company's business is the maintenance of its equity interest in and note receivable from Comtex and equity interest in Analex.

         On July 2, 2001, the Company filed the following reports with the Securities and Exchange Commission (the "SEC"): Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. Prior to these filings, the Company had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the Quarter ended December 31, 1996 because of the difficulty associated with the preparation of the Company's initial financial statements as successor to Infotech. The Annual Report on Form 10-K for the year ended June 30, 2002 was timely filed. In addition, all Quarterly Reports on Form 10-Q were filed for fiscal 2003. This Annual Report on Form 10-KSB for the year ended June 30, 2003 was not filed on a timely basis.

Overview
--------

         AMASYS is the successor to Infotech, pursuant to Infotech's bankruptcy proceeding. AMASYS' primary assets are its equity interest in and note receivable from Comtex and equity interest in Analex. AMASYS owns 16% of the outstanding equity of Comtex, while the remainder is publicly owned. Comtex is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. In addition to its 16% equity ownership of Comtex, the Company also holds a note receivable in the amount of $856,954 from Comtex (the "Note"). The value of the Note, net of a $447,208 discount is $409,746. The Company also owns 122,239 shares of common stock of publicly-held Analex, a defense contractor specializing in developing innovative technical intelligence and biodefense solutions in support of U.S. national security. As of June 30, 2003, Analex had 14,868,200 shares of common stock outstanding. The Company believes that, by virtue of an exemption to the Investment Company Act of 1940 ("1940 Act"), the Company should not be deemed to be an "investment company" and, accordingly, should not be required to register as such. The rules and interpretations of the SEC and the courts relating to the 1940 Act and to its exemptions are highly complex and uncertain in numerous aspects. As a result, no assurance can be given that the Company will not be deemed an "investment company" for purposes of the 1940 Act and be required to register as an investment company, in which case the Company could be subject to legal actions by regulatory authorities and others and could be forced to suspend or terminate operations. The costs of defending any such action could constitute a material part of the Company's assets.

Comtex News Network, Inc.
-------------------------

         The Company owns 2,153,437 shares of common stock of Comtex (SEC File No. 0-10541). Comtex trades on the OTC Electronic Bulletin Board under the symbol CMTX. Comtex is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. Comtex enhances and standardizes news and other content received from more than 65 newswire services and publishers in order to provide editorially superior and technically uniform products to its customers. Its customers then package, integrate and distribute Comtex products to their end-users. Comtex processes more than 25,000 unique real-time news stories each day. For each news story, processing includes, adding stock ticker symbols, indexing by keyword and category, and converting the diverse publisher materials and formats received into XML, the industry standard delivery format.

         The demand for news and content distribution paralleled the tremendous growth of the Internet during the late 1990's. Similarly, the subsequent collapse of Internet-related businesses has resulted in business consolidation and failures, the decline of individual investor web sites, and the erosion of royalties from corporate solution providers. Given these market conditions, toward the end of fiscal year 2003, Comtex commenced a thorough evaluation of its market position, product line, pricing and technology strategies as part of an overall strategic revitalization plan.

         Comtex relies heavily on third-party information sources for the content of its product offerings. Interruption in, or the termination of, service from a significant number of its information sources would affect Comtex' ability to offer products or maintain product quality. Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have an adverse effect on Comtex's revenues.

         Comtex also relies heavily on third party providers for telecommunications, electrical power, internet connectivity, and related or similar services as well as system redundancy for the development and delivery of its products. Failure of, interruption in, or the termination of, these services would also affect the Comtex' ability to create and deliver products. Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have an adverse effect on Comtex's revenues.

         Comtex is a publicly-traded company and more information concerning the operations of Comtex can be found in its own filings with the SEC.

Analex Corporation
------------------

         The Company owns 122,239 shares of the common stock of Analex (SEC File No. 0-5404), which trades on the American Stock Exchange under the symbol ANLX. Analex specializes in developing intelligence, systems engineering and biodefense solutions in support of national security. Analex focuses on designing, developing and testing aerospace products and systems; developing innovative technical solutions for the intelligence community; developing medical defenses and treatments for infectious agents used in biological warfare and terrorism; and analyzing and supporting defense systems.

Employees
---------

         At June 30, 2003, the Company used the services of three consultants, two of whom serve as officers of the Company. The Company has no employees.

Relationship With The Pension Benefit Guaranty Corporation ("PBGC")

         As previously discussed (see "Company History"), pursuant to the confirmed orders of the United States Bankruptcy Court for the Southern District of New York (the "Court"), entered on June 23, 1994 and finalized on January 2, 1997, Infotech's Third Joint Plan of Reorganization, dated March 30, 1994, as amended (the "Plan"), was confirmed, and the Company and Infotech entered into an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996, whereby the Company acquired certain assets and assumed certain liabilities of Infotech. As called for by the Plan, the Company issued to the PBGC, 196,000 shares of the Company's 5% convertible preferred stock (Series "A" Preferred Stock), convertible into 1,960,000 shares of the Company's common stock.

         Furthermore, the Company entered into an agreement with the PBGC granting PBGC certain rights. In addition to the issuance to the PBGC of the Company's Series "A" Preferred Stock, the Company:

1) issued to the PBGC a $1,500,000 zero coupon note effective June 21, 1996, for which a settlement was reached ("Settlement") in which $189,998 was paid in full satisfaction of such note on February 1, 2002 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note #6 to the Financial Statements for the year ended June 30, 2003, "Note Payable - Related Party").

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

Item 2.         Properties

         The Company owns no real estate. During fiscal 2003, the Company paid the pro rata portion of its office and administrative expenses to Comtex for its use of the facilities at 4900 Seminary Road, Alexandria, Virginia.

Item 3.         Legal Proceedings

         AMASYS has no outstanding, material legal proceedings.

         Comtex, in July 2003, commenced negotiations with its landlord regarding the proposed termination of its lease obligation at 4900 Seminary Road, Alexandria, Virginia. The landlord filed suit on September 3, 2003 in Alexandria General District Court in the Commonwealth of Virginia for approximately $92,000 in unpaid rent and late fees through September 30, 2003. Negotiations are still underway and the outcome is currently indeterminate.

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

         The approximate number of holders of record of the Company's Common Stock as of June 30, 2003 was 669.

         The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.

         The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock option plan.

         Set forth below is certain information as of June 30, 2003 regarding equity compensation to directors and executive officers of the Company that has been approved by stockholders.


====================================================================================================================
                               Number of securities to be
                                issued upon exercise of                                    Number of securities
  Equity compensation plans     outstanding options and         Weighted average         remaining available for
  approved by stockholders               rights                  exercise price            issuance under plan
--------------------------------------------------------------------------------------------------------------------
     Stock Option Plan.....           900,000 (1)                     $0.01                       50,000
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
         Total.............             900,000                       $0.01                       50,000
====================================================================================================================

______________
(1) Options to purchase 50,000 shares of common stock expired during fiscal year 2003 pursuant to their terms.

Item 6.         Management's Discussion and Analysis of Financial
                        Condition and Results of Operation

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

         The Company employs no staff with financial expertise, rather it relies on part-time outside professionals for such expertise. During the course of preparation of its 2003 financial statements, the Company's auditors advised management that certain of the Company's assets and liabilities needed modification to comply with generally accepted accounting principles, some of which had been recently issued and dealt with accounting treatments of derivative assets among other issues, as discussed fully below. As a result management restated its 2002 financial statements.

Restatement

We have restated our financial statements for the year ended June 30, 2002. Except as otherwise stated herein, all information reflects such restatements. The restatements relate to adjustments to:

1. Account for the conversion feature in the amended note receivable from Comtex as an embedded derivative requiring bifurcation under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133");

2. Account for basis difference, subsequent capital transactions and equity in earnings of the Company's equity method investee, Comtex;

3. Account for the Company's CEO and Chairman's option to acquire Company owned shares of Comtex as a freestanding derivative under SFAS 133;

4. Adjust the accounting for the sale of Analex shares during fiscal year 2002; and

5. Adjust the calculation of income (loss) per share to reflect the impact of preferred stock dividends as well as the above items.

These adjustments are described in more detail below.

1.  Embedded Derivative
    -------------------

In August 2001, the Company and Comtex signed an amendment to the Note. The Note includes a provision for us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. The Note is convertible at a price of $1.00 per share, which price increases by $0.10 upon each anniversary of the amendment.

In accordance with SFAS 133, the conversion option qualifies as an embedded derivative and therefore should be bifurcated from the Note. We calculated the fair value of the conversion option to be $701,486 as of the date of the amendment using a Black-Scholes option-pricing model. As a result, we have restated the 2002 financial statements to record the derivative asset and the resulting discount on the note and to reflect the changes in the derivative asset's fair value and the accretion of the discount on the Note using the effective interest method in current earnings.

2.  Equity Method Accounting
    ------------------------

Following the Assignment and Assumption Agreement dated October 11, 1996; we received 4,693,940 shares of Comtex common stock, which was assigned a fair value of $293,371. In addition, in August 1995, our Chairman and CEO, in partial consideration for guaranteeing financing from a financial institution, was granted an option to purchase 2,540,503 Company owned shares of Comtex at an exercise price of $0.10 per share (the "Option"). The guaranty expired in August of 1997. The Option could be exercised at any time through February 2002.

We account for our investment in Comtex under the equity method of accounting. Under APB 18, The Equity Method of Accounting for Investments in Common Stock ("APB 18"), the difference between the initial cost of the Company's investment ($293,371) and our share of the underlying shareholders' equity of Comtex (a deficiency of net assets of $545,189) of $838,560 should be accounted for as if Comtex were a consolidated subsidiary. We have restated the 2002 financial statements to reflect this difference as additional goodwill, net of amortization through September 30, 2001.

For the period from October 11, 1996 through June 30, 2002, Comtex entered into various capital transactions. Under APB 18, transactions by Comtex of a capital nature that affects our share of stockholders' equity of Comtex should be accounted for as if Comtex was a consolidated subsidiary. Accordingly, additional paid-in capital has been restated by $874,251 at July 1, 2001 and for the fiscal year ended 2002, we recognized a decrease in additional paid-in capital and accumulated other comprehensive income of $88,909 and $519, respectively, to reflect the increase (decrease) in our equity investment and stockholders' equity as a result of capital transactions of Comtex.

For the period from October 1996 through February 2002, we applied our ownership percentage based on shares owned less shares subject to the Option, in calculating our equity in the earnings of Comtex. Under APB 18, our voting stock interest in Comtex should have been based on those shares owned by the Company without reduction for shares under option. We have restated retained earnings at July 1, 2001 and the 2002 financial statements to reflect the appropriate ownership percentage.

3.  Freestanding Derivative
    -----------------------

On July 1, 2000, the Option qualified as a derivative instrument under SFAS 133. As a result, we have restated retained earnings at July 1, 2001 and the 2002 financial statements to record the derivative liability and its changes in value during that period in current earnings. In February 2002, the Option was exercised yielding gross proceeds to the Company of $254,050 and resulting in a net gain of $973,895. The net gain comprised of a gain on the derivative liability of $1,448,087, offset in part by a loss of $474,192 on the sale of our shares of Comtex stock.

4.  Short-term Investment
    ---------------------

We have restated our 2002 financial statements to reflect a gain of $2,783 relating to the sale of Analex shares in fiscal year 2002.

5.  Earnings (Loss) Per Share
    -------------------------

The holders of the Series A Preferred Stock ("Preferred Stock") are entitled to a cumulative preferred dividend of $0.50 per share. We have restated earnings
(loss) per share in our 2002 financial statements to reflect the preferred stock dividends as a reduction of net income available for common stock as well as for the items above. In addition, in accordance with Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, in our 2002 financial statements, we have reclassified the gain from extinguishment of debt from an extraordinary gain to other income. Therefore, the basic and diluted earnings (loss) per share amounts shown in the "As Restated" column in the table below were only calculated for the restated net income (loss).

These restatements increased (decreased) previously reported operating results, stockholders' equity and earning (loss) per share as shown in the following table:


                                                                           Year Ended June 30, 2002
                                                                   --------------------- --------------------
                                                                        Net Income          Stockholders'
                                                                          (Loss)               Equity
                                                                   --------------------- --------------------
                                                                   --------------------- --------------------
As originally reported                                                       $1,825,257           $1,637,512
1.  Embedded Derivative
        Derivative asset                                                      (481,897)              219,589
        Amortization of discount on note receivable                             111,065            (590,421)
2.  Equity Method Accounting
        Loss on exercise of the Option                                        (474,192)            (474,192)
        Equity in losses of Comtex                                             (50,015)              520,144
        Amortization of goodwill                                               (41,928)            (838,560)
        Equity in capital transactions of Comtex                                      -              785,342
        Foreign currency translation adjustment                                       -                (519)
3.  Freestanding Derivative
        Gain on settlement of derivative liability                            1,448,087                    -
4.  Short-term Investment
        Gain on sale of shares                                                    2,783                    -
                                                                   --------------------- --------------------
As restated                                                                  $2,339,160           $1,258,895
                                                                                         ====================
5. Preferred Stock Dividends                                                    (98,000)
                                                                   ---------------------
Net income available for common shareholders                                 $2,241,160
                                                                   =====================

                                                                      As Originally              As
                                                                         Reported             Restated
                                                                   --------------------- --------------------
Earnings per share--basic:
Basic net income (loss) per share before extraordinary item                    $  (.20)
Extraordinary gain on debt extinguishment                                          1.03
                                                                   --------------------- --------------------
Net income (loss) per share                                                    $   0.83              $  1.02
                                                                   ===================== ====================

Earnings per share--diluted:
Diluted net income (loss) per share before extraordinary item                  $  (.20)
Extraordinary gain on debt extinguishment                                          1.03
                                                                   --------------------- --------------------
Net income (loss) per share                                                     $  0.83              $  0.56
                                                                   ===================== ====================

Weighted average number of shares:
   Basic                                                                      2,207,350            2,207,350
   Diluted                                                                    2,207,350            4,167,350

Critical Accounting Policies

Our financial statements were prepared in conformity with accounting principles generally accepted in the United States. As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Derivatives
-----------

SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded on the balance sheet at fair value. Additionally, the accounting for changes in fair value depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized currently in earnings.

We have a Note from Comtex. In August 2001, the Note was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. In accordance with SFAS 133, we have accounted for this conversion option as an embedded derivative. As a result, the conversion option is being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings. As of June 30, 2003 the balance of the derivative asset was $132,438 and for the fiscal year ended June 30, 2003 we recognized other expense of $87,151 due to the decline in value of this derivative.

Our Chairman and CEO had an option to purchase 2,540,503 Company owned shares of Comtex. The Option qualified as a derivative instrument under SFAS 133. In accordance with SFAS No. 133, we accounted for the Option as a freestanding derivative. As a result, the Option was carried at fair value determined using a Black-Scholes model with changes in the fair value recognized currently in earnings. In February 2002, the Option was exercised yielding gross proceeds to the Company of $254,050 and resulting in a net gain of $973,895. The net gain comprised of a gain on the derivative liability of $1,448,087, offset in part by a loss of $474,192 on the sale of our shares of Comtex stock.

Investment in Comtex
--------------------

At June 30, 2003 and 2002, we had a 16% ownership interest in Comtex. Since we have the ability to significantly influence the operations of Comtex, we account for our investment in Comtex under the equity method of accounting. We can significantly influence the operations of Comtex since (i) if we converted our note receivable-related party into shares of Comtex, we would have a 22% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO are Comtex's largest individual shareholders and (iii) the Company and our Chairman and CEO have a combined ownership interest in Comtex of 32%. During the years ended June 30, 2003 and 2002, we recognized losses of $217,682 and $270,257 for our share of Comtex losses.

We also evaluated whether there was an other than temporary impairment of our investment in Comtex at June 30, 2003. We considered the following quantitative and qualitative factors in determining whether our investment in Comtex was impaired: 1) Comtex's financial performance for the fiscal year ended June 30, 2003 and 2) a comparison of our investment basis per share in Comtex to the market price of Comtex's stock. Based on our analysis, we concluded that there was no other than temporary impairment of our investment.

Note Receivable from Comtex
---------------------------

Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), suggests that when certain indicators are present, a loan should be evaluated for collectibility. Since Comtex has been experiencing financial difficulties, we evaluated the Note for collectibility. As a result, we evaluated whether or not there is an impairment loss by comparing the fair value of the collateral (security interest in the accounts receivable of Comtex) to the carrying value of the Note of $409,746. We believe that since the fair value of our collateral exceeds the carrying value of the Note, we did not record an impairment charge at June 30, 2003.

Valuation of Deferred Tax Assets
--------------------------------

We recognize deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, we have established a full valuation allowance against the deferred tax assets.

Results of Operations
---------------------

Comparison of the fiscal year ended June 30, 2003 to the fiscal year ended
--------------------------------------------------------------------------
June 30, 2002
-------------

The Company had a net loss of $156,144 in fiscal year 2003 compared to net income of $2,339,160 in fiscal year 2002. The decrease is explained below.

Operating costs and expenses. Operating costs and expenses decreased $189,588 to $124,130 in fiscal year 2003 due to a decrease in professional services and amortization expense. Amortization expense decreased $50,266 since the reorganization value and the difference between the initial cost of our investment in Comtex and the amount of the underlying equity in the net assets of Comtex were fully amortized in fiscal year 2002.

Other income (expense): Other income (expense) decreased $2,684,892 from other income of $2,652,878 in fiscal year 2002 to other expense of $32,014 in fiscal year 2003. During fiscal year 2002, we recorded a gain of $2,271,670 from the extinguishment of debt. In February 2002, we made a payment of $189,998 to PBGC for full satisfaction of a note in the original amount of $1,500,000 plus accrued interest. The difference between the carrying amount of the debt at the date of payment and the amount paid was recognized as a gain. No such gain occurred in fiscal year 2003. In addition, we incurred interest expense of

$134,911 in fiscal year 2002 principally relating to the note to PBGC. During fiscal year 2002, we recorded a net gain of $973,895 in connection with the exercise of the Option. The net gain comprised of a gain on the settlement of the derivative liability of $1,448,087, offset in part by a loss of $474,192 on the sale of our shares of Comtex stock. During fiscal year 2003, our equity in losses of Comtex decreased $52,575, which was principally due to our higher ownership percentage in Comtex during fiscal year 2002. During fiscal year 2003, the loss on derivative asset decreased $394,746, which was due to a lower fair value of the derivative asset as determined using a Black-Scholes option-pricing model. The derivative asset relates to the bifurcation of our conversion option relating to the Note from Comtex. In addition, during fiscal year 2003, we recognized an increase in interest income of $27,018 and a decrease in our gain on the sale of Analex shares of $48,577. The increase in interest income is primarily due to a full year of amortization income on the discount of the Note and the decrease in the gain is principally due to the sale of less Analex shares in fiscal year 2003.

Liquidity and Capital Resources
-------------------------------

The Company had net working capital of $458,499 at June 30, 2003. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligations through payments of interest from the Note and from the sales of equity interests in Analex.

Cautionary Statements Concerning Forward-Looking Statements
-----------------------------------------------------------

         Except for the historical information contained herein, the matters discussed in this Form 10-KSB include forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may be identified by reference to a future period or by use of forward-looking terminology such as "anticipate", "expect", "could", "may" or other words of a similar nature. Forward-looking statements, which the Company believes to be reasonable and are made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Item 7.         Financial Statements

         The information required by this item is set forth under Item 13, which is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act.

Directors

         The following table contains information as of June 30, 2003 as to each Director of the Company:


                                                       Director        Office Held
Name                                    Since          Age             with the Company
----                                    -----          ---             ----------------
C.W. Gilluly, Ed.D.                     1992           57              Chairman of the Board, President
                                                                       and Chief Executive Officer

Robert F. Delaney (1,2)                 1992           78              Director

Robert J. Lynch, Jr. (1,2)              1992           70              Director

Thomas E. McMahan (1,2)                 1992           60              Director

(1)    Member of the Audit Committee
(2)      Member of the Compensation Committee

         C.W. GILLULY, Ed.D. has served as Chairman of the Board, President and Chief Executive Officer of the Company since June 1992. Dr. Gilluly served as President of Comtex from June 1992 until May 1993, as Chief Executive Officer from June 1992 until September 1997, as Chairman of the Board from June 1992 until December 2002, and as Vice-Chairman from December 2002 through June 2003. He continues to serve as a Director of Comtex. Dr. Gilluly served on the Board of Directors of Analex until March 2003, where he was Chairman of the Board from October 1994 until January 2001, and also served as Chief Executive Officer from May 1993 through March 2000.

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

         Robert J. Lynch, Jr. is the President of American & Foreign Enterprises, Inc., a private corporation managing U.S. and international investments in industrial and real estate opportunities, for whom he has worked for thirty-six years. Mr. Lynch also serves as a Director of Comtex.

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

Executive Officer

         As of June 30, 2003, the only executive officer of the Company who is not also a Director of the Company is S. Amber Gordon, the Corporate Secretary of the Company.

         S. AMBER GORDON (49) was appointed Corporate Secretary and Treasurer of the Company in October 1996. Ms. Gordon also serves as the Corporate Secretary of Comtex, a position she has held since May 1996. Ms. Gordon has been the President of S.A. Gordon Enterprises, Inc., a financial relations and marketing communications firm, since 1985. Ms. Gordon also served in senior management positions, the most recent of which was Executive Vice President of Analex, an information technology company serving the intelligence community, from June 1991 through August 2000.

Section 16(A) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's executive officers and Directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, Directors and greater than 10% stockholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of copies of such reports of ownership furnished to the Company, or written representations that no forms were necessary, the Company believes that during the past fiscal year, its executive officers, Directors and greater than 10% beneficial owners complied with all applicable filing requirements.

Item 10.         Executive Compensation

Summary Compensation Table

         The following table sets forth information concerning all compensation paid or accrued by the Company to its President and Chief Executive Officer, during the fiscal year ended June 30, 2003. Neither Dr. Gilluly nor any other officer of the Company receives compensation in excess of $100,000 per year.


                                                                                        Long-Term
                                          Annual Compensation                      Compensation Awards
Name and                   Fiscal                                         Stock Options            All Other
Principal Position          Year         Salary          Bonus               Granted             Compensation
------------------          ----         ------          -----               -------             ------------
C.W. Gilluly (1)            2003            -              -                    -                   $6,805
Chairman                    2002            -              -                    -                   $6,805
                            2001            -              -                    -                   $6,805

__________________
(1) Dr. Gilluly has not received any salary since 1992. In 1996, he received a grant of stock options, described below. In fiscal years 2003, 2002 and 2001, the only compensation Dr. Gilluly received was $6,805, paid by the Company for premiums on life insurance and disability policies.


Stock Option Grants

         No stock options were granted during the fiscal year ended June 30, 2003. In accordance with the Company's Stock Option Plan, Dr. Gilluly received a grant of 350,000 options in November 1996, at an exercise price of $0.01 per share. He has not received any further grants.

Options Exercised and Year-End Option Values

         The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of June 30, 2003.

                                          Fiscal Year-End Option Values (1)


                     Shares                               Number of Shares               Value of Unexercised
                 Acquired upon   Value Realized        Underlying Unexercised            In-the-Money Options
                  Exercise of     From Exercise       Options at June 30, 2003             at June 30, 2003
Name                Options        Of Options      Exercisable     Unexercisable     Exercisable     Unexercisable
----                -------        ----------      -----------     -------------     -----------     -------------
C.W. Gilluly           -                -           350,000               -               $-               -

_________________
(1) As there has been no trading in the Company's stock since its formation, the Company determined that the market value of its common stock approximates its exercise price of $.01, based on an assumed liquidation value of the Company's investments in Comtex and Analex; however, there can be no assurance that this is an accurate reflection of the market value.

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

Compensation of Directors

      The Company pays non-employee members of the Board $625 per board meeting, plus travel expenses incurred in connection with attendance at Board meetings. During fiscal year 2003, each of the Company's non-employee Directors received compensation of $2,500 for services rendered to the Company.

Employment Agreements

         The Company has no employment agreements.

             Compensation Committee Report on Executive Compensation

2003 Compensation for the President and Chief Executive Officer

         The Committee reports that during the fiscal year ended June 30, 2003, Dr. Gilluly declined to receive any compensation for his services as President and Chief Executive Officer of the Company.

                                         Submitted by the Compensation Committee

                                         Robert F. Delaney
                                         Robert J. Lynch, Jr.
                                         Thomas E. McMahan

Compensation Committee Interlocks and Insider Participation

      None

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth information as of June 30, 2003, regarding the beneficial ownership of the Company's Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of
Section 13(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), of more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see "Executive Compensation") and (iv) all executive officers and Directors of the Company as a group. Unless otherwise indicated, the address of each named beneficial owner is c/o AMASYS Corp., 625 North Washington Street, Suite 301, Alexandria, Virginia 22314. Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.


Name and Address of                                    Amount and Nature of                 Percentage
 Beneficial Owner                                      Beneficial Ownership                of Class (1)
-----------------                                      --------------------                ------------
Pension Benefit Guaranty Corporation                       1,960,000(2)                       47.0%
1200 K Street, N.W.
Washington, D.C. 20005-4026

C.W. Gilluly, Chairman and CEO                               427,048 (3)                       16.7

Robert F. Delaney, Director                                   50,000 (4)                       2.2

Robert J. Lynch, Jr., Director                                 56,245 (4)(5)                   2.5

Thomas E. McMahan, Director                                   77,043 (4)                       3.4

Joshua Angel                                                   191,578                         8.7
c/o Angel & Frankel, P.C.
460 Park Avenue, 8th Floor
New York, NY 10022


Robert Frankel                                                 128,901                         5.8
c/o Angel & Frankel, P.C.
460 Park Avenue, 8th Floor
New York, NY 10022

S. Amber Gordon                                             300,655 (6)                        12.0

All Directors and Executive Officers as a                   910,991 (7)                        30.3
group (5 persons)

___________________
(1) Each percentage of beneficial ownership is calculated using a different denominator, consisting of the total number of shares outstanding (2,207,350), increased by the number of options owned by the beneficial owner that are exercisable within 60 days. The percentage of beneficial ownership of all Directors and executive officers as a group is based on the sum of the total number of shares outstanding and all outstanding options held by Directors and executive officers that are exercisable within 60 days.
(2) Includes 1,960,000 shares which may be acquired upon the conversion of AMASYS Preferred Shares held by the PBGC. (3) Includes 350,000 shares which may be acquired upon the exercise of vested options granted under the AMASYS Corporation Stock
     Option Plan.
(4) Includes 50,000 shares which may be acquired upon the exercise of vested options granted under the AMASYS Corporation Stock Option Plan.
(5)  Includes 245 shares held by Mr. Lynch's wife.
(6) Includes 300,000 shares which may be acquired upon the exercise of vested options granted under the AMASYS Corporation Stock Option Plan.
(7) Includes 800,000 shares which may be acquired upon the exercise of vested options granted under the AMASYS Corporation Stock Option Plan.

Item 12. Certain Relationships and Related Transactions

         Dr. Gilluly serves as Chairman of the Board and Chief Executive Officer of the Company. Dr. Gilluly also serves as Director of Comtex. Mr. Lynch, a Director of the Company, also serves as a Director of Comtex.

                                     PART IV

Item 13.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K

             (a) 1.  Financial Statements

                 Report of Independent Auditors                             F-1

                 Balance Sheet at June 30, 2003                             F-2

                 Statements of Operations for the fiscal
                  years ended June 30, 2003 and 2002                        F-3

                 Statements of Stockholders' Equity  (Deficit)
                  for the fiscal years ended June 30, 2003 and 2002         F-4

                 Statements of Cash Flows for the fiscal
                  years ended June 30, 2003 and 2002                        F-5

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

31.1       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

31.2       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

32.1       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.

32.2       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.

                (b).      Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

Item 14.        Controls and Procedures

         Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 (e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, except for this Form 10-KSB which has not been filed on a timely basis.

         Prior to and during this evaluation, certain deficiencies in internal controls were noted. The Company initiated corrective measures, including researching accounting matters which resulted in the restatement described elsewhere in this Form 10-KSB, and increasing of the Company's outside bookkeeper to assist in recording, processing and summarizing financial data on a timely basis. Subsequent to the date of the evaluation, there were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  November 7, 2003


AMASYS CORPORATION


By: /s/ C.W. Gilluly, Ed.D.
   ------------------------
     C.W. Gilluly, Ed.D.
     President and Chief Executive Officer
     (Principal Executive Officer and
     Principal Financial and Accounting Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:
----------

Signature                     Title                     Date
---------                     -----                     ----

/s/ C.W. Gilluly, Ed.D.       Chairman                  November 7, 2003
------------------------      and Director
C.W. Gilluly, Ed.D.

/s/ Robert F. Delaney         Director                  November 7, 2003
-------------------------
Robert F. Delaney

/s/ Robert J. Lynch, Jr.      Director                  November 7, 2003
-------------------------
Robert J. Lynch, Jr.

/s/ Thomas E. McMahan         Director                  November 7, 2003
-------------------------
Thomas E. McMahan

                         Report of Independent Auditors


Board of Directors
AMASYS Corporation

We have audited the accompanying balance sheet of AMASYS Corporation as of June 30, 2003 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMASYS Corporation at June 30, 2003, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, the financial statements for the year ended June 30, 2002 have been restated.




                                                     /s/ Ernst & Young LLP

McLean, Virginia
October 24, 2003

                               AMASYS Corporation

                                  Balance Sheet


                                                                                       June 30,
                                                                                       2003
                                                                                -------------------
Assets
Current assets:
    Cash                                                                          $       73,667
    Short-term investment                                                                388,724
                                                                                -------------------
Total current assets                                                                     462,391

Note receivable - related party, net of discount of
     $447,208 at June 30, 2003                                                           409,746
Investment in common stock - related party                                               127,729
Derivative asset                                                                         132,438

                                                                                -------------------
Total assets                                                                         $ 1,132,304
                                                                                ===================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                          $        3,892
                                                                                -------------------
Total current liabilities                                                                  3,892

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; 196,000 Series A shares issued and outstanding; liquidation value $1,960,000
                                                                                           1,960
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,207,350
   shares issued and outstanding                                                          22,073
Additional paid-in capital                                                               786,106
Accumulated other comprehensive income                                                   273,389
Retained earnings                                                                         44,884
                                                                                -------------------
Total stockholders' equity                                                             1,128,412
                                                                                -------------------

Total liabilities and stockholders' equity                                          $  1,132,304
                                                                                ===================

See accompanying notes.

                               AMASYS Corporation
                            Statements of Operations

                                                                       Year Ended June 30,
                                                                    2003                  2002
                                                            --------------------- ---------------------
                                                                                     (as restated)
Operating costs and expenses:
  Professional services                                      $        95,949      $        237,696
  General and administrative                                          28,181                25,756
  Amortization expense                                                     -                50,266
                                                            --------------------- ---------------------
Total operating costs and expenses                                   124,130               313,718

Other income (expense):
  Gain on sale of short-term investment                               41,275                89,852
  Interest income                                                    231,544               204,526
  Interest expense                                                         -              (134,911)
  Equity in losses of Comtex                                        (217,682)             (270,257)
  Net gain on settlement of derivative liability                           -               973,895
  Loss on derivative asset                                           (87,151)             (481,897)
  Gain from extinguishment of debt                                         -             2,271,670
                                                            --------------------- ---------------------
Total other (expense) income                                         (32,014)            2,652,878
                                                            --------------------- ---------------------

(Loss) income before income taxes                                   (156,144)            2,339,160

Provision for income taxes                                                 -                     -
                                                            --------------------- ---------------------

Net (loss) income                                           $       (156,144)     $       2,339,160
                                                            ===================== =====================

Earnings per share:
  Basic                                                      $         (0.12)      $           1.02
  Diluted                                                    $         (0.12)      $           0.56

Weighted average number of shares:
   Basic                                                           2,207,350              2,207,350
   Diluted                                                         2,207,350              4,167,350

See accompanying notes.

                               AMASYS Corporation
                  Statements of Stockholders' Equity (Deficit)
                       Years Ended June 30, 2003 and 2002



                                                                                     Accumulated   (Accumulated        Total
                                      Common Stock       Preferred Stock  Additional   Other         Deficit)      Stockholders'
                                      ------------       ---------------    Paid-In Comprehensive    Retained         Equity
                                   Shares     Amount     Shares   Amount    Capital     Income         Earnings       (Deficit)
                                   ------     ------     ------   ------    -------     ------     --------------  ----------------

Balance, June 30, 2001 (restated)  2,207,350  $  22,073  196,000  $  1,960  $  874,251  $  86,727  $  (2,138,132)  $  (1,153,121)
 Decrease in equity due to
  capital transactions of Comtex                                   (88,909)                                            (88,909)
 Unrealized gain on
  short-term investment                                                                   162,284                        162,284
 Foreign currency translation
  adjustment                                                                                 (519)                          (519)
 Net income                                                                                            2,339,160       2,339,160
                                                                                                                   ----------------
 Comprehensive income                                                                                                  2,500,925
                                   -------------------------------------------------------------------------------------------------

Balance, June 30, 2002 (restated)  2,207,350     22,073  196,000     1,960     785,342    248,492        201,028       1,258,895
 Increase in equity due to
  capital transactions of Comtex                                                   764                                       764
 Unrealized gain on
  short-term investment                                                                    24,378                         24,378
 Foreign currency translation
  adjustment                                                                                  519                            519
 Net loss                                                                                               (156,144)       (156,144)
                                                                                                                   -----------------
 Comprehensive loss                                                                                                     (131,247)
                                   -------------------------------------------------------------------------------------------------

Balance, June 30, 2003             2,207,350  $  22,073  196,000  $  1,960  $  786,106  $  273,389  $     44,884   $  1,128,412
                                   =================================================================================================


See accompanying notes.

                               AMASYS Corporation
                            Statements of Cash Flows


                                                                                           Year ended June 30,
                                                                                         2003                2002
                                                                                  ------------------- -------------------
                                                                                                        (as restated)
Operating activities
--------------------
Net (loss) income                                                                   $   (156,144)       $  2,339,160
Adjustments to reconcile net (loss) income
to net cash used in operating activities:
     Gain on extinguishment of debt                                                            -          (2,271,670)
     Amortization of discount on note receivable                                        (143,214)           (111,065)
     Net gain on settlement of derivative liability                                            -            (973,895)
     Loss on derivative asset                                                             87,151             481,897
     Gain on sale of short-term investment                                               (41,275)            (89,852)
     Equity in losses of Comtex                                                          217,682             270,257
     Accrued interest on notes payable                                                         -             132,212
     Amortization of goodwill                                                                  -              41,928
     Amortization of reorganization value                                                      -               8,338
     Changes in operating assets and liabilities:
       Accounts payable and accrued expenses                                             (20,066)            (62,577)
                                                                                  ------------------- -------------------
Net cash used in operating activities                                                    (55,866)           (235,267)

Investing activities
--------------------
  Proceeds from note receivable - related party                                           58,000              39,000
  Exercise of Comtex stock options                                                             -             254,050
  Proceeds from sale of short-term investment                                             58,462             143,034
  Advances to Comtex                                                                     (10,000)                  -
  Repayments from Comtex                                                                  10,000                   -
                                                                                  ------------------- -------------------
Net cash provided by investing activities                                                116,462             436,084

Financing activities
--------------------
  Payment of notes payable - related party                                                     -            (189,998)
  Proceeds from issuance of stockholder notes payable                                          -             240,000
  Repayment of stockholder notes payable                                                       -            (240,000)
                                                                                  ------------------- -------------------
Net cash used in financing activities                                                          -            (189,998)

Net increase in cash                                                                      60,596              10,819
Cash at beginning of year                                                                 13,071               2,252
                                                                                  ------------------- -------------------
Cash at end of year                                                                 $     73,667         $    13,071
                                                                                  =================== ===================


See accompanying notes.

                               AMASYS Corporation

                          Notes to Financial Statements

                                  June 30, 2003

1.  Organization and Basis of Presentation

AMASYS Corporation (the "Company") was incorporated in Delaware in 1992, and in 1996 received all of the remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996 and effective as of June 21, 1996. The Company's principal business is the maintenance of its equity interests in and note receivable from Comtex News Network, Inc. ("Comtex") and its equity interest in Analex Corporation ("Analex").

2.  Restatement

As described below, the Company has restated its financial statements for the year ended June 30, 2002. Unaudited quarterly financial data for the nine months ended March 31, 2003 and each of the quarters in the year ended June 30, 2002, as shown in Note 11, have also been restated. Except as otherwise stated herein, all information presented in the financial statements and related notes includes all such restatements.

The restatements relate to adjustments to:


1. Account for the conversion feature in the amended note receivable from Comtex as an embedded derivative requiring bifurcation under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities as amended ("SFAS 133");

2. Account for basis difference, subsequent capital transactions and equity in earnings of the Company's equity method investee, Comtex;

3. Account for the Company's CEO and Chairman's option to acquire Company owned shares of Comtex as a freestanding derivative under SFAS 133;

4. Adjust the accounting for the sale of Analex shares during fiscal year 2002; and

5. Adjust the calculation of income (loss) per share to reflect the impact of preferred stock dividends as well as the above items.

These adjustments are described in more detail below.

1.  Embedded Derivative
    -------------------

As discussed in Note 5, in August 2001, the Company and Comtex signed an amendment to the note receivable from Comtex. The Amended Note includes a provision for the Company to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. The Amended Note is convertible at a price of $1.00 per share, which price increases by $0.10 upon each anniversary of the amendment.

In accordance with SFAS 133, the conversion option qualifies as an embedded derivative and therefore should be bifurcated from the Amended Note. The Company calculated the fair value of the conversion option to be $701,486 as of the date of the amendment using a Black-Scholes option-pricing model. As a result, the Company has restated the 2002 financial statements to record the derivative asset and the resulting discount on this note and to reflect the changes in the derivative asset's fair value and the accretion of the discount on the note using the effective interest method in current earnings.

2.  Equity Method Accounting
    ------------------------

Following the Assignment and Assumption Agreement dated October 11, 1996, the Company received 4,693,940 shares of Comtex common stock, which was assigned a fair value of $293,371. In addition, in August 1995, the Company's Chairman and CEO, in partial consideration for guaranteeing financing from a financial institution, was granted an option to purchase 2,540,503 Company owned shares of Comtex at an exercise price of $0.10 per share (the "Option"). The guaranty expired in August of 1997. The Option could be exercised at any time through February 2002.

The Company accounts for its investment in Comtex under the equity method of accounting. Under APB 18, The Equity Method of Accounting for Investments in Common Stock ("APB 18"), the difference between the initial cost of the Company's investment ($293,371) and the Company's share of the underlying stockholders' equity of Comtex (a deficiency of nets assets of $545,189) of $838,560 should be accounted for as if Comtex were a consolidated subsidiary. The Company has restated the 2002 financial statements to reflect this difference as additional goodwill, net of amortization through September 30, 2001.

For the period from October 11, 1996 through June 30, 2002, Comtex entered into various capital transactions. Under APB 18, transactions by Comtex of a capital nature that affects the Company's share of stockholders' equity of Comtex should be accounted for as if Comtex was a consolidated subsidiary. Accordingly, additional paid-in capital has been restated by $874,251 at July 1, 2001 and for the fiscal year ended June 30, 2002, the Company recognized a decrease in additional paid-in capital and accumulated other comprehensive income of $88,909 and $519, respectively, to reflect the increase (decrease) of the Company's equity investment and stockholders' equity as a result of capital transactions of Comtex.

For the period from October 1996 through February 2002, the Company applied the ownership percentage based on the Company's shares owned less shares subject to the Option in calculating its equity in the earnings of Comtex. Under APB 18, the Company's voting stock interest in Comtex should have been based on those shares owned without reduction for the shares under the Option. The Company restated retained earnings at July 1, 2001 and the 2002 financial statements to reflect the appropriate ownership percentage.

3.  Freestanding Derivative
    -----------------------

On July 1, 2000, the Option qualified as a derivative instrument under SFAS 133. As a result, the Company restated retained earnings at July 1, 2001 and the 2002 financial statements to record the derivative liability and its changes in value during that period in current earnings. In February 2002, the Option was exercised yielding gross proceeds to the Company of $254,050 and resulting in a net gain of $973,895. The net gain comprised of a gain on the derivative liability of $1,448,087, offset in part by a loss of $474,192 on the sale of the Company's shares of Comtex stock.

4.  Short-term Investment
    ---------------------

The Company restated its 2002 financial statements to reflect a gain of $2,783 relating to the sale of Analex shares in fiscal year 2002.

5.  Earnings (Loss) Per Share
    -------------------------

As discussed in Note 10, the holders of the Series A Preferred Stock are entitled to a cumulative preferred dividend of $0.50 per share. The Company restated earnings (loss) per share in its 2002 financial statements to reflect the preferred stock dividends as a reduction of net income available for common stock as well as for the items above. In addition, in accordance with Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("FASB 145"), in its 2002 financial statements, the Company reclassified the gain from extinguishment of debt from an extraordinary gain to other income. Therefore, the basic and diluted earnings (loss) per share amounts shown in the "As Restated" column in the table below were only calculated for the restated net income (loss).

These restatements increased (decreased) previously reported operating results, stockholders' equity and earning (loss) per share as shown in the following table:

                                                                         Year Ended June 30, 2002
                                                            ------------------------- -------------------------
                                                                   Net Income               Stockholders'
                                                                     (Loss)                   Equity
                                                            ------------------------- -------------------------
As originally reported                                                   $1,825,257                $1,637,512
1.  Embedded Derivative
        Derivative asset                                                   (481,897)                  219,589
        Amortization of discount on note receivable                         111,065                  (590,421)
2.  Equity Method Accounting
        Loss on exercise of the Option                                     (474,192)                 (474,192)
        Equity in (losses) income of Comtex                                 (50,015)                  520,144
        Amortization of goodwill                                            (41,928)                 (838,560)
        Equity in capital transactions of Comtex                                   -                  785,342
        Foreign currency translation adjustment                                    -                     (519)
3.  Freestanding Derivative
        Gain on settlement of derivative liability                        1,448,087                          -
4.  Short-term Investment
        Gain on sale of shares                                                2,783                          -
                                                            ------------------------- -------------------------
As restated                                                              $2,339,160               $1,258,895
                                                                                      =========================
5. Preferred Stock Dividends                                                (98,000)
                                                            -------------------------
Net income available for common shareholders                             $2,241,160
                                                            =========================

                                                                    As Originally                As
                                                                       Reported               Restated
                                                            ------------------------- ------------------------
Earnings per share--basic:
Basic net income (loss) per share before extraordinary
   item                                                                     $  (.20)
Extraordinary gain on debt extinguishment                                      1.03
                                                            ------------------------- ------------------------
Net income (loss) per share                                                 $  0.83                    1.02
                                                            ========================= ========================

Earnings per share--diluted:
Diluted net income (loss) per share before extraordinary
   item                                                                     $  (.20)
Extraordinary gain on debt extinguishment                                      1.03
                                                            ------------------------- ------------------------
Net income (loss) per share                                                 $  0.83                    0.56
                                                            ========================= ========================

Weighted average number of shares:
   Basic                                                                  2,207,350               2,207,350
   Diluted                                                                2,207,350               4,167,350

3.  Summary of Significant Accounting Policies

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk
-----------------------------

The Company's financial instruments that are subject to credit risk consist primarily of cash, note receivable-related party, short-term investment and investment in common stock - related party. Cash is maintained with a financial institution, which has high credit standings. The note receivable -related party is secured by a continuing interest in all receivables, purchase orders and all patents and technology now or hereafter held or received by Comtex. Management periodically evaluates the carrying value of its short term investment and investment in common stock - related party for impairment.

Derivative Instruments
----------------------

SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded on the balance sheet at fair value. Additionally, the accounting for changes in fair value depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized currently in earnings.

As discussed in Note 5, the Company has a note receivable-related party from Comtex. In August 2001, the parties amended the note receivable - related party to include a provision that allows the Company to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. In accordance with SFAS 133, the Company has accounted for this conversion option as an embedded derivative. As a result, the conversion option is carried at fair value determined using a Black-Scholes model with changes in the fair value recognized currently in earnings. As of June 30, 2003 the balance of the derivative asset was $132,438 and for the fiscal years ended June 30, 2003 and 2002, the Company recognized other expense of $87,151 and $481,897, respectively, due to the decline in value of this derivative.

As discussed in Note 2, the Chairman and CEO's option to purchase 2,540,503 Company owned shares of Comtex qualified as a derivative instrument under SFAS
133. In accordance with SFAS 133, the Company accounted for the Option as a freestanding derivative. As a result, the Option was carried at fair value determined using a Black-Scholes model with changes in the fair value recognized currently in earnings. In February 2002, the Option was exercised the option yielding gross proceeds to the Company of $254,050 and resulting in a net gain of $973,895.

The net gain comprised of a gain on the derivative liability of$1,448,087, offset in part by a loss of $474,192 on the sale of the Company's shares of Comtex stock.

Short-Term Investment
---------------------

Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investment in Analex as an "available-for-sale" security. As a result, the investment is carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses on sales of securities are included in earnings using the specific identification method.

During the fiscal years ended June 30, 2003 and 2002, the Company reclassified an unrealized gain of $41,275 and $89,852, respectively, on the available-for-sale security included as a separate component of stockholders' equity due to the sale of securities to realized gains.

Investment in Common Stock - Related Party
------------------------------------------

At June 30, 2003 and 2002, the Company had a 16% ownership interest in Comtex. Since the Company has the ability to significantly influence the operations of Comtex, the Company accounts for its investment in Comtex under the equity method of accounting. The Company can significantly influence the operations of Comtex since (i) if the Company converted its note receivable-related party into shares of Comtex, the Company would have a 22% ownership interest in Comtex,
(ii) the Company as well as the Company's Chairman and CEO are Comtex's largest individual shareholders and (iii) the Company and the Company's Chairman and CEO have a combined ownership interest in Comtex of 32%. During the years ended June 30, 2003 and 2002, the Company recognized a loss of $217,682 and $270,257, respectively, for the Company's share of Comtex losses.

The Company has accounted for the difference between the initial cost of the Company's investment and the amount of underlying equity in the net assets of Comtex of $838,560 as if Comtex were a consolidated subsidiary. As a result, the Company amortized the $838,560 using the straight-line method over five years. For the fiscal year ended June 30, 2002, the Company recognized goodwill amortization expense of $41,928. The goodwill balance of $838,560 was fully amortized as of June 30, 2002.

The Company increases (decreases) its equity investment in Comtex and its stockholders' equity as a result of capital transactions by Comtex. For the fiscal year ended June 30, 2003, the Company recognized an increase in stockholders' equity of $1,283 and for the fiscal year ended June 30, 2002, the Company recognized a decrease in stockholders' equity of $89,428 related to issuances by Comtex of its common stock or other equity transactions.

Reorganization Value
--------------------

Reorganization value represents the difference between the fair value of assets and liabilities assigned and assumed in connection with the Assignment and Assumption Agreement and is amortized using the straight-line method for a period of five years. In the fiscal year ended June 30, 2002, the Company recorded amortization expense of $8,338. The reorganization value was fully amortized as of June 30, 2002.

Income Taxes
------------

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

Stock-Based Compensation
------------------------

SFAS No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At June 30, 2003, the Company has a stock-based compensation plan, which is described more fully in Note 10. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plan. Due to the fact that options granted in 1996 were immediately exercisable, net income (loss) is the same under SFAS 123 and APB 25 for the fiscal years ended June 30, 2003 and 2002.

Comprehensive Income (Loss)
---------------------------

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from nonowner sources. The Company's comprehensive income (loss) includes unrealized gains on its short-term investment and the Company's portion of Comtex's foreign currency translation adjustment. Accumulated other comprehensive income of $273,389 at June 30, 2003 represents the Company's unrealized gain on its short-term investment.

Earnings per Share
------------------

Basic earnings per share ("EPS") is computed by dividing net income (loss) available to common stockholders by weighted average common shares outstanding. Diluted EPS is computed similarly, except that it includes the assumed exercise of stock options and the conversion of Preferred Stock as long as the effect is not anti-dilutive.

Fair Value of Financial Instruments
-----------------------------------

The Company considers cash, short-term investment, note receivable - related party, investment in common stock - related party, derivative asset and accounts payable and accrued expenses to be financial instruments. The carrying amounts reported in the balance sheet for cash, short-term investment and accounts payable and accrued expenses equal or closely approximate their fair value due to the short-term nature of these assets and liabilities. The fair value of the derivative asset was determined using a Black-Scholes option pricing model. It is not practicable to estimate the fair value of the Company's note receivable - related party due to its unique nature. The trading value of the Company's investment in common stock-related party was $538,359 as of June 30, 2003.

Reclassifications
-----------------

On July 1, 2002, the Company adopted FASB 145. In accordance with FASB 145, the Company reclassified the gain from its extinguishment of debt in February 2002 from an extraordinary gain to other income in its statement of operations for the fiscal year ended June 30, 2002 (see Note 6).

Recent Accounting Pronouncements
--------------------------------

In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for its employee stock option plans in accordance with APB 25 and related interpretations, which results in no charge to earnings when options are issued at fair market value. The Company has adopted the disclosure rules of SFAS 148 and does not expect that this statement will have a material impact on its financial statements.

4.  Investment in Common Stock - Related Party

At June 30, 2003, the Company had a 16% ownership interest in Comtex. The following information presents condensed balance sheet information as of June 30, 2003 and condensed income statement information for each of the two years ended June 30, 2003 and 2002 for Comtex:

                                                      June 30,
                                                        2003
                                                  ---------------------

Current assets                                       $ 1,330,904
Other assets                                           2,142,137
Current liabilities                                    1,729,629
Long-term liabilities                                    957,790



                                                           Year Ended June 30,
                                                        2003                2002
                                                  -----------------------------------------

Revenues                                                $9,268,404          $12,247,694
Gross profit                                             5,381,236            7,773,799
Net loss                                               (1,336,860)          (1,361,022)


5.  Note Receivable - Related Party

The Company was assigned a note receivable from Comtex in connection with the Assignment and Assumption Agreement, which was initially recorded at its estimated fair value. In June 1999, the note was amended to incorporate outstanding interest of approximately $254,000 into the principal amount of the note receivable, which was due July 1, 2002. The note bears interest at 10% and is collateralized by a continuing interest in all receivables, purchase orders, and all patents and technology now or hereafter held or received by Comtex.

In August 2001, the Company and Comtex signed an amendment to the Note Payable to AMASYS, (Second Amendment to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note) (the "Amended Note") extending the term of the Amended Note from July 1, 2002 until July 1, 2008. In addition to the extension of the term, the Amended Note includes a provision for the Company to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. The Amended Note is convertible at a price of $1.00 per share, which price increases by $0.10 upon each anniversary of the amendment.

The Company calculated the fair value of the conversion option to be $701,486 as of the date of the amendment using a Black-Scholes option-pricing model. The $701,486 represents a discount on the Amended Note which the Company is accreting into earnings over the life of the Amended Note under the effective interest method. For the fiscal years ended June 30, 2003 and 2002, the Company recognized interest income of $231,544 and $204,526, respectively, which included $143,214 and $111,065, respectively, related to accretion of the discount. The effective interest rate on the Amended Note was 24%.

6.  Note Payable - Related Party

The Company entered into a Note Payable Agreement (the "PBGC Note") dated June 21, 1996 with the Pension Benefit Guaranty Corporation ("PBGC"). The PBGC Note accrued interest at the rate of 9% per annum compounded semi-annually. The original terms of the PBGC Note stipulated that it was to be paid prior to its maturity on December 31, 2006 from any proceeds received by the Company from PBGC's pro-rata share of the proceeds of any and all sales of the Company's stock positions in Comtex and Analex and value received from the 10% Senior Subordinated Note issued by Comtex to the Company on May 16, 1995. If neither of the above events occurred prior to December 31, 2006, the PBGC Note would be considered cancelled.

The PBGC Note was issued pursuant to the Third Joint Plan of Reorganization of Infotechnology, Inc. and Questech Capital Corporation dated January 26, 1994, which was confirmed by order of the United States Bankruptcy Court dated June 24, 1994.

On February 15, 2002, the Company paid $189,998 to PBGC for the PBGC Note, pursuant to an agreement reached on February 1, 2002. The difference between the carrying amount of the debt at the date of payment and the amount paid was recorded as a gain on the extinguishment of debt in the statement of operations.

The Company entered into two Note Payable agreements in the amount of $120,000 each dated December 21, 2001 and February 12, 2002, respectively, with the President and Chief Executive Officer of the Company. These notes accrued interest at a rate of 10% per annum and were payable on demand. The Company paid off the Notes Payable on February 26, 2002 from the proceeds of exercise of options to acquire Comtex shares by the Company's Chief Executive Officer.

Cash paid for interest was $2,700 for the fiscal year ended June 30, 2002.

7.  Related Party Transactions

The Company leases certain space from Comtex on a month-to-month basis. For the years ended June 30, 2003 and 2002, the Company paid Comtex rent expense of $3,600 and $3,600, respectively, which is included in general and administrative expenses in the Company's statement of operations. In addition, certain Comtex employees provide accounting and corporate services to the Company. For the years ended June 30, 2003 and 2002, the Company paid consulting fees of $38,000 and $36,000, respectively, which is included in professional services and in general and administrative expenses in the Company's statement of operations.

In February 2003, the Company loaned Comtex $10,000 to assist Comtex in an executive search process. Comtex repaid this loan in June 2003.

8.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  Year Ended June 30,
                                                                              2003                  2002
                                                                       -------------------- ----------------------
Numerator:                                                                                      (as restated)
         Net (loss) income                                                    $ (156,144)           $ 2,339,160
         Preferred stock dividend                                                (98,000)               (98,000)
                                                                       -------------------- ----------------------
         Numerator for basic (loss) earnings per share                          (254,144)             2,241,160
         Effect of dilutive securities                                                                   98,000
                                                                       -------------------- ----------------------
         Numerator for diluted (loss) earnings per share                      $ (254,144)           $ 2,339,160
                                                                       ==================== ======================
Denominator:
         Denominator for basic (loss) earnings per share -
         weighted average shares                                               2,207,350              2,207,350
Effect of dilutive securities:
         Convertible preferred stock                                                                  1,960,000
                                                                       -------------------- ----------------------
         Denominator for diluted (loss) earnings per share                     2,207,350              4,167,350
                                                                       ==================== ======================
Basic (loss) earnings per share                                                 $  (0.12)              $   1.02
Diluted (loss) earnings per share                                               $  (0.12)              $   0.56

For the fiscal year ended June 30, 2002, the shares issuable upon the exercise of stock options have been excluded from the computation since their effect was not dilutive.

9.  Income Taxes

The following table reconciles the Company's statutory tax rate to the effective tax rate:

                                                             Year ended June 30,
                                                          2003                2002
                                                    ------------------ --------------------
                                                                           (as restated)
Tax benefit (expense) at statutory rate                       34.0%              (34.0%)
Reconciling items:
    Permanent items                                           0.0%                (0.7%)
    State income taxes                                        5.5%                (5.5%)
    Change in valuation allowance                           (39.5%)               40.2%
                                                    ------------------ --------------------

Effective tax rate                                            0.0%                  0.0%
                                                    ================== ====================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets as of June 30, 2003 are as follows:

                                                                   June 30,
                                                                     2003
                                                            ---------------------

Deferred tax assets:
Net operating losses carryforwards                          $      7,460,572
Discount on note receivable- related party                           176,647
Equity method reporting                                                2,711
                                                            ---------------------
  Total deferred tax assets                                        7,639,930

Deferred tax liabilities:
Derivative asset                                                     (52,313)
                                                            ---------------------
  Total deferred tax liabilities                                     (52,313)
                                                            ---------------------

Net deferred tax asset                                             7,587,617
Valuation allowance                                               (7,587,617)
                                                            ---------------------
Deferred tax asset, net                                     $              -
                                                            =====================


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2003. The net change in the valuation allowance during the fiscal year ended June 30, 2003 was an increase of $61,172.

As of June 30, 2003 the Company had net operating loss carryforwards for federal income tax purposes of approximately $19 million that will begin to expire in 2005. Utilization of these net operating losses may be subject to limitations under IRC Section 382, in the event of significant changes in stock ownership of the Company.

10.  Stockholders' Equity

Preferred Stock
---------------

The Company is authorized to issue 1,000,000 shares of preferred stock, of which 196,000 shares have been designated as Series A Preferred Stock (the "Preferred Stock"). The Preferred Stock was issued to PBGC in connection with the Assignment and Assumption Agreement. The Preferred Stock is convertible into shares of common stock of the Company at the rate of 10 shares of common stock for each share of Preferred Stock. Holders of the Preferred Stock are entitled to receive dividends, when, as, and if, declared by the board of Directors at a cumulative annual rate of $.50 per share. The holders are entitled to a liquidation preference of $10 per share, plus an amount equal to any accrued but unpaid dividends to the payment date. No such dividends have been declared to date. The holders of the Preferred Stock are entitled to vote, along with the common stockholders, based on each share of Preferred Stock, except in certain circumstances which require an affirmative vote of a majority of the holders of Preferred Stock. The Company has the right to redeem the Preferred Stock, after payment of the PBGC Note, at a price equal to the greater of $10.50 per share or an amount computed based on market value, as defined, plus accrued but unpaid dividends.

At June 30, 2003, the aggregate cumulative preferred dividends were $686,000.

Stock Option Plan
-----------------

The Company adopted a Stock Option Plan (the "Plan") under which 950,000 shares of common stock were reserved for issuance upon exercise of granted stock options. The Plan provides for grants of incentive stock options to eligible employees, officers, and Directors of the Company. Eligible employees are defined as any persons regularly employed by the Company, including key employees and consultants. In November 1996, 950,000 stock options were granted with an exercise price equal to fair value at the date of grant. The term of the options granted under the Plan may not exceed 10 years. The stock options granted vested immediately.

At June 30, 2003 and 2002, 900,000 and 950,000 stock options were outstanding and exercisable, respectively. During the fiscal year ended June 30, 2003, 50,000 stock options were forfeited. The exercise price of all options is $0.01 per share. The weighted average remaining contractual life of options outstanding at June 30, 2003 and 2002 is 3.3 years and 4.3 years, respectively.

                               AMASYS Corporation

                          Notes to Financial Statements

11.  Selected Quarterly Financial Information (Unaudited)

     As discussed in Note 2, the Company has restated its unaudited quarterly financial data for the nine months ended March 31, 2003 and each of the quarters in the year ended June 30, 2002. The following is a summary of the quarterly results of operations for the years ended June 30, 2003 and 2002.

                                                                                 Quarter Ended
                                               ----------------------------------------------------------------------------------
                                                    September 30,       December 31,         March 31,            June 30,
                                                        2002                2002               2003                 2003
                                               ----------------------------------------------------------------------------------
                                                   (as restated)        (as restated)      (as restated)
      Operating costs and expenses              $        (50,793)   $         (29,856)   $      (32,324)     $     (11,157)
      Other (expense) income                             (53,814)              62,439            64,419           (105,058)
      Net (loss) income                                 (104,607)              32,583            32,095           (116,215)
      Net (loss) income per share:
         Basic                                  $          (0.06)   $           0.004    $        0.003      $       (0.06)
         Diluted                                $          (0.06)   $            0.01    $         0.01      $       (0.06)
      Weighted average number of shares:
         Basic                                          ,207,350            2,207,350         2,207,350          2,207,350
         Diluted                                       2,207,350            4,167,350         4,167,350          2,207,350



                                                                                 Quarter Ended
                                               ----------------------------------------------------------------------------------
                                                    September 30,       December 31,         March 31,            June 30,
                                                        2001                2001               2002                2002
                                               ----------------------------------------------------------------------------------
                                                   (as restated)        (as restated)      (as restated)        (as restated)
      Operating costs and expenses              $       (111,170)   $       (83,259)   $       (92,508)     $      (26,781)
      Other income (expense)                             568,516           (429,554)         2,867,195            (353,279)
      Net income (loss)                                  457,346           (512,813)         2,774,687            (380,060)
      Net income (loss) per share:
         Basic                                  $           0.20    $         (0.24)   $          1.25      $        (0.18)
         Diluted                                $           0.11    $         (0.24)   $          0.67      $        (0.18)
      Weighted average number of shares:
         Basic                                         2,207,350          2,207,350          2,207,350           2,207,350
         Diluted                                       4,167,350          2,207,350          4,167,350           2,207,350