Form 10QSB
period 2003-09-30
AMASYS CORP
filed 2003-11-14
CIK 1023198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB
(Mark One)

X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 2003; or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number  0-21555

                               AMASYS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                       Delaware                              54-1812385
         -----------------------------------     -------------------------------
             (State or other jurisdiction                (I.R.S. Employer
           of incorporation or organization)            Identification No.)

         625 N. Washington Street, Suite 301, Alexandria, Virginia 22314
                     (Address of principal executive office)

                                 Former address:
                          4900 Seminary Road, Suite 800
                           Alexandria, Virginia 22311

The Company knows of no trading in its Common Stock since its inception. As of September 30, 2003, there were 1,775,880 shares of stock held by non-affiliates.

Transitional Small Business Disclosure Format (check one):
Yes    X      No
     -----        -----

                               AMASYS CORPORATION.
                                TABLE OF CONTENTS


                                                                        Page No.

Part I   Financial Information:

Item 1.  Financial Statements                                              1

         Consolidated Balance Sheet                                        1
          as of September 30, 2003 (unaudited)

         Consolidated Statements of Operations                             2
          for the Three Months Ended
          September 30, 2003 and 2002 (unaudited)

         Consolidated Statements of Cash Flows                             3
          for the Three Months Ended
          September 30, 2003 and 2002 (unaudited)

         Notes to Financial Statements                                     4


Item 2.  Management's Discussion and Analysis                              6
         of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market Risk        10

Item 4.  Controls and Procedures                                          11

Part II  Other Information:

Item 1.  Legal Proceedings                                                11
Item 2.  Changes in Securities and Use of Proceeds                        11
Item 3.  Defaults Upon Senior Securities                                  11
Item 4.  Submission of Matters to a Vote of Security Holders              12
Item 5.  Other Information                                                12
Item 6.  Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                13

Certifications of Chief Executive Officer and Chief Financial Officer

                                     PART I

Item 1.           Financial Statements

                               AMASYS Corporation
                                  Balance Sheet
                                   (Unaudited)

                                                                 September 30, 2003
                                                              ------------------------
Assets
Current assets:
  Cash                                                        $               82,865
  Short-term investment                                                      440,060
                                                              ------------------------
Total current assets                                                         522,925

Note receivable-related party, net of discount of $424,142
   at September 30, 2003                                                     432,812
Investment in common stock-related party                                      94,349
Derivative asset                                                             121,401
                                                              ------------------------
Total assets                                                  $            1,171,487
                                                              ========================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                       $               94,061
                                                              ------------------------
Total current liabilities                                                     94,061

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized; 196,000 shares issued and outstanding                           1,960
Common stock, $0.01 par value; 20,000,000 shares
   authorized; 2,207,350 shares issued and outstanding                        22,073
Additional paid-in capital                                                   792,702
Accumulated other comprehensive income                                       324,725
Accumulated deficit                                                          (64,034)
                                                              ------------------------
Total stockholders' equity                                                 1,077,426

                                                              ------------------------
Total liabilities and stockholders' equity                    $            1,171,487
                                                              ========================

See accompanying notes.

                               AMASYS Corporation
                             Statement of Operations
                                   (Unaudited)


                                                               Three Months Ended September 30
                                                      --------------------------------------------------
                                                               2003                      2002
                                                      ------------------------ -------------------------


Operating costs and expenses:
   Professional services                              $              98,716    $              36,065
   General and administrative                                         3,680                   14,728
                                                      ------------------------ -------------------------
Total operating costs and expenses                                  102,396                   50,793

Other income (expense):
   Interest income                                                   44,489                   52,602
   Equity in losses of Comtex                                       (39,974)                 (43,828)
   Loss on derivative asset                                         (11,037)                 (62,588)
                                                      ------------------------ -------------------------
Total other expense                                                  (6,522)                 (53,814)

Loss before income taxes                                           (108,918)                (104,607)

Provision for income taxes                                               --                       --
                                                      ------------------------ -------------------------

Net loss                                              $            (108,918)   $            (104,607)
                                                      ======================== =========================

Loss per share:
   Basic                                              $              (0.06)    $              (0.06)
   Diluted                                            $              (0.06)    $              (0.06)

Weighted average number of shares
   Basic                                                          2,207,350                2,207,350
   Diluted                                                        2,207,350                2,207,350


See accompanying notes.

                               AMASYS Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                            Three months ended September 30,
                                                         ---------------------------------------
                                                                2003                2002
                                                         ------------------- -------------------

Operating activities:
   Net loss                                              $      (108,918)    $      (104,607)
   Adjustments to reconcile to net loss to net cash
     provided by (used in) operating activities:
     Amortization on note receivable discount                    (23,066)            (29,803)
     Loss on derivative asset                                     11,037              62,588
     Equity in losses of Comtex                                   39,974              43,828
   Changes in operating assets and liabilities:
     Accounts payable and accrued expenses                        90,171              21,287
                                                         ------------------- -------------------
   Net cash provided by (used in) operating activities             9,198              (6,707)
Investing activities:
   Proceeds from note receivable-related party                        --               6,000
                                                         ------------------- -------------------
   Net cash provided by investing activities                          --               6,000

Net increase in cash                                               9,198                (707)
Cash at beginning of period                                       73,667              13,071
                                                         ------------------- -------------------
Cash at end of period                                    $        82,865     $        12,364
                                                         =================== ===================


See accompanying notes.

                               Amasys Corporation
                    Notes to Financial Statements (Unaudited)
                               September 30, 2003

1.       Basis of Presentation

The accompanying interim financial statements of AMASYS Corporation (the "Company" or "AMASYS") are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003 filed with the Securities and Exchange Commission on November 7, 2003.

2.       Stock Option Plan

SFAS No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At September 30, 2003, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plan. Due to the fact that options granted in 1996 were immediately exercisable, net income (loss) and basic and diluted earnings (loss) per share is the same under SFAS 123 and APB 25 for the three month periods ended September 30, 2003 and 2002.

3.       Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                                            Three Months Ended September 30,
                                                                      ----------------------------------------------
                                                                               2003                   2002
                                                                      ----------------------- ----------------------
Numerator:
   Net loss                                                           $          (108,918)    $          (104,607)
   Preferred stock dividend                                                       (24,500)                (24,500)
                                                                      -------------------     -------------------
   Numerator for basic and diluted loss per share                                (133,418)               (129,107)
                                                                      ===================     ===================
Denominator:
   Denominator for basic and diluted loss per share- weighted
     average shares                                                             2,207,350               2,207,350
                                                                      ===================     ===================

Basic loss per share                                                  $             (0.06)    $             (0.06)
Diluted loss per share                                                $             (0.06)    $             (0.06)



For the three months ended September 30, 2003 and 2002, the shares issuable upon the exercise of stock options and the conversion of the Series A Preferred Stock have been excluded from the computation since their effect was not dilutive.

4.       Investment in Common Stock - Related Party

At September 30, 2003, the Company had a 16% ownership interest in Comtex. Since the Company has the ability to significantly influence the operations of Comtex, the Company accounts for its investment in Comtex under the equity method of accounting. The Company can significantly influence the operations of Comtex since (i) if the Company converted its note receivable from Comtex into shares of Comtex, the Company would have a 22% ownership interest in Comtex, (ii) the Company as well as the Company's Chairman and CEO are Comtex's largest individual shareholders and (iii) the Company and the Company's Chairman and CEO have a combined ownership interest in Comtex of 32%. The following information presents condensed income statement information of Comtex for the three months ended September 30, 2003 and 2002:


                                                                           Three Months Ended September 30,
                                                                       ----------------------------------------------
                                                                               2003                    2002
                                                                       ---------------------- -----------------------
Revenues                                                               $         2,172,921    $         2,431,498
Gross profit                                                                     1,240,664              1,446,382
Net loss                                                                          (252,137)              (267,473)

5.          Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from nonowner sources. The Company's comprehensive income (loss) includes unrealized gains (losses) on its short-term investment and the Company's portion of Comtex's foreign currency translation adjustment. Unrealized gains (losses) consisted of the following:


                                                                              Three months ended September 30,
                                                                       ----------------------------------------------
                                                                               2003                   2002
                                                                       ---------------------- -----------------------

Net loss                                                               $          (108,918)   $          (104,607)
Unrealized gain (loss) on short-term investment                                     51,336                 (9,712)
Foreign currency translation adjustment                                                 --                   (759)
                                                                       ---------------------- -----------------------
                                                                       $           (57,582)   $          (115,078)
                                                                       ====================== =======================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company History
---------------

         AMASYS Corporation ("AMASYS" or the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996. As a result of a series of transactions during the 1980's, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex"), formerly known as Hadron, Inc. As of September 30, 2003, AMASYS had a 16% interest in Comtex and less than a 1% equity interest in Analex. The Company's business is the maintenance of its equity interest in and note receivable from Comtex and equity interest in Analex.

         On July 2, 2001, the Company filed the following reports with the Securities and Exchange Commission (the "SEC"): Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. Prior to these filings, the Company had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the Quarter ended December 31, 1996 because of the difficulty associated with the preparation of the Company's initial financial statements as successor to Infotech. The Annual Report on Form 10-K for the year ended June 30, 2002 was timely filed. In addition, all Quarterly Reports on Form 10-Q were filed for fiscal 2003. The Annual Report on Form 10-KSB for the year ended June 30, 2003 was not filed on a timely basis.

Overview
--------

         AMASYS is the successor to Infotech, pursuant to Infotech's bankruptcy proceeding. AMASYS' primary assets are its equity interest in and note receivable from Comtex and equity interest in Analex. AMASYS owns 16% of the outstanding equity of Comtex, while the remainder is publicly owned. Comtex is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. In addition to its 16% equity ownership of Comtex, the Company also holds a note receivable in the amount of $856,954 from Comtex (the "Note"). The value of the Note, net of a $424,142 discount is $432,812 at September 30, 2003. The Company also owns 122,239 shares of common stock of publicly-held Analex, a defense contractor specializing in developing innovative technical intelligence and biodefense solutions in support of U.S. national security. As of September 30, 2003, Analex had 14,868,200 shares of common stock outstanding. The Company believes that, by virtue of an exemption to the Investment Company Act of 1940 ("1940 Act"), the Company should not be deemed to be an "investment company" and, accordingly, should not be required to register as such. The rules and interpretations of the SEC and the courts relating to the 1940 Act and to its exemptions are highly complex and uncertain in numerous aspects. As a result, no assurance can be given that the Company will not be deemed an "investment company" for purposes of the 1940 Act and be required to register as an investment company, in which case the Company could be subject to legal actions by regulatory authorities and others and could be forced to suspend or terminate operations. The costs of defending any such action could constitute a material part of the Company's assets.

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

Critical Accounting Policies

         Our interim financial statements were prepared in conformity with accounting principles generally accepted in the United States. As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

         We have a Note from Comtex. In August 2001, the Note was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. In accordance with SFAS 133, we have accounted for this conversion option as an embedded derivative. As a result, the conversion option is being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings. As of September 30, 2003 the balance of the derivative asset was $121,401 and for the quarters ended September 30, 2002 and 2003, we recognized other expense of $11,037 and $62,588, respectively.

Investment in Comtex
--------------------

         At September 30, 2003 and 2002, we had a 16% ownership interest in Comtex. Since we have the ability to significantly influence the operations of Comtex, we account for our investment in Comtex under the equity method of accounting. We can significantly influence the operations of Comtex since (i) if we converted our Note into shares of Comtex, we would have a 22% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO are Comtex's largest individual shareholders and (iii) the Company and our Chairman and CEO have a combined ownership interest in Comtex of 32%. During the quarter ended September 30, 2003 and 2002, we recognized losses of $39,974 and $43,828 for our share of Comtex losses.

         We also evaluated whether there was an other than temporary impairment of our investment in Comtex at September 30, 2003. We considered the following quantitative and qualitative factors in determining whether our investment in Comtex was impaired: 1) Comtex's financial performance for the fiscal year ended June 30, 2003 and the results of its operations for the quarter ended September 30, 2003 and 2) a comparison of our investment basis per share in Comtex to the market price of Comtex's stock. Based on our analysis, we concluded that there was no other than temporary impairment of our investment.

Note Receivable from Comtex
---------------------------

         Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), suggests that when certain indicators are present, a loan should be evaluated for collectibility. Since Comtex has been experiencing financial difficulties, we evaluated the Note for collectibility. As a result, we evaluated whether or not there is an impairment loss by comparing the fair value of the collateral (security interest in the accounts receivable of Comtex) to the carrying value of the Note of $432,812. Since the fair value of our collateral exceeds the carrying value of the Note, we did not record an impairment charge at September 30, 2003.

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

Results of Operations
---------------------

Comparison of the three months ended September 30, 2003 to the three months
---------------------------------------------------------------------------
ended September 30, 2002
------------------------

         The Company had a net loss of $108,918 during the three months ended September 30, 2003 compared to a net loss of $104,607 during the three months ended September 30, 2002. The increase in the net loss is explained below.

         Operating costs and expenses. Operating costs and expenses increased to $102,396 during the three months ended September 30, 2003 from $50,793 for the prior fiscal year quarter due to an increase in professional services expenses.

         Other income (expense): Other expense decreased from other expense of $53,814 during the three months ended September 30, 2002 to other expense of $6,522 during the three months ended September 30, 2003. The decrease in other expense is comprised of a decrease in the loss on the derivative asset and a decrease in the equity in losses of Comtex, which were partially offset by a decrease in interest income.

Liquidity and Capital Resources
-------------------------------

         The Company had net working capital of $428,862 at September 30, 2003 compared to $338,937 at September 30, 2002. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligations through payments of interest from the Note and from the sales of equity interests in Analex.

Cautionary Statements Concerning Forward-Looking Statements
-----------------------------------------------------------

         Except for the historical information contained herein, the matters discussed in this Form 10-QSB include forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may be identified by reference to a future period or by use of forward-looking terminology such as "anticipate", "expect", "could", "may" or other words of a similar nature. Forward-looking statements, which the Company believes to be reasonable and are made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4.           Controls and Procedures

         Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 (e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by our Annual Report for the Year Ended June 30, 2003, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, except for the above-referenced Form 10-KSB which was not filed on a timely basis.

         Prior to and during this evaluation, certain deficiencies in internal controls were noted. The Company initiated corrective measures, including researching accounting matters which resulted in the restatement described in the Form 10-KSB, and increasing utilization of the Company's outside bookkeeper to assist in recording, processing and summarizing financial data on a timely basis. Subsequent to the date of the evaluation including the quarter ended September 30, 2003, there were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies.

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings

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

Item 2.           Changes in Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

                  (b).     Reports on Form 8-K

         The Company filed no reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  November 14, 2003


AMASYS CORPORATION


By:      /s/ C.W. Gilluly, Ed.D.
     ------------------------------------------------
         C.W. Gilluly, Ed.D.
         President and Chief Executive Officer
         (Principal Executive Officer and
          Principal Financial and Accounting Officer)