Form 10QSB
period 2003-12-31
AMASYS CORP
filed 2004-02-20
CIK 1023198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.

                           FORM 10-QSB
(Mark One)

 X   Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the quarter ended December 31, 2003; or

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

The Company knows of no trading in its Common Stock since its inception. As of December 31, 2003, there were 1,775,880 shares of stock held by non-affiliates.

Transitional Small Business Disclosure Format (check one):
Yes _X_      No  ___

                       AMASYS CORPORATION
                        TABLE OF CONTENTS


                                                                    Page No.

Part I    Financial Information:                                       1

Item 1.  Financial Statements                                          1

     Balance Sheet
      as of December 31, 2003 (unaudited)                              1

     Statements of Operations
      for the Three Months and Six Months Ended
      December 31, 2003 and 2002 (unaudited)                           2

     Statements of Cash Flows
      for the Six Months Ended
      December 31, 2003 and 2002 (unaudited)                           3

     Notes to Financial Statements                                     4


Item 2. Management's Discussion and Analysis
     of Financial Condition and Results of Operations                  8

Item 3.  Controls and Procedures                                      13


Part II   Other Information:                                          14

Item 1.  Legal Proceedings                                            14
Item 2.  Changes in Securities                                        14
Item 3.  Defaults Upon Senior Securities                              14
Item 4.  Submission of Matters to a Vote of Security Holders          14
Item 5.  Other Information                                            14
Item 6.    Exhibits and Reports on Form 8-K                           14

SIGNATURES                                                            15
Certifications of Chief Executive Officer
   and Chief Financial Officer                                        16

                                     PART I

Item 1.        Financial Statements

                               AMASYS Corporation
                                  Balance Sheet
                                   (Unaudited)

                                                            December 31, 2003
                                                            -----------------
Assets
Current assets:
   Cash and cash equivalents                                $          2,031
   Short-term investment                                             402,371
Total current assets                                                 404,402
                                                           ------------------
Note receivable-related party, net of discount of
     $401,077 at December 31, 2003.                                  390,059
Interest receivable                                                   21,424
Investment in common stock-related party                                   -
Derivative asset                                                     182,816
                                                           ------------------
Total assets                                                $        998,701
                                                           ==================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                    $         59,803
                                                           ------------------
Total current liabilities                                             59,803

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
  authorized; 196,000 shares issued and outstanding                    1,960
Common stock, $0.01 par value; 20,000,000 shares
   authorized; 2,207,350 shares issued and outstanding                22,073
Additional paid-in capital                                           796,601
Accumulated other comprehensive income                               296,505
Retained deficit                                                    (178,241)
                                                           ------------------
Total stockholders' equity                                           938,898
                                                           ------------------
Total liabilities and stockholders' equity                  $        998,701
                                                           ==================

See accompanying notes.

                                            AMASYS Corporation
                                        Statements of Operations
                                               (Unaudited)

                                           Three Months Ended             Six Months Ended
                                           December 31, 2003             December 31, 2003
                                          2003          2002            2003          2002
                                       -------------------------     ---------------------------
                                                    (as restated)                 (as restated)
  Operating costs and expenses:
     Professional services             $     76,845    $   20,496    $  175,561      $    66,561
     General and administrative              14,048         9,360        17,728           14,088
                                       -------------------------     ---------------------------
  Total operating costs and expenses         90,893        29,856       193,289           80,649

  Other income (expense):
     Interest income                        44,489         69,748        88,978          122,349
     Equity in income (losses)
      of Comtex                           (164,065)        29,674      (204,039)         (14,153)
     Gain(loss) on derivative asset         61,415        (37,007)       50,378          (99,595)
     Gain(loss) on sale of
      short-term investment                 34,850           -           34,850              -
     Other income                             -                24            -                24
                                       --------------------------    ----------------------------
  Total other income (expense)             (23,311)        62,439       (29,833)           8,625

  Income (loss) before income taxes       (114,204)        32,583      (223,122)         (72,024)

  Provision for income taxes                  -             -               -               -
                                       --------------------------    ----------------------------
  Net income (loss)                    $  (114,204)   $    32,583    $ (223,122)    $    (72,024)
                                       ==========================    ============================
  Net income (loss) per share:
     Basic                             $     (0.06)   $     0.004    $    (0.12)    $      (0.05)
                                       ==========================    ============================
     Diluted                           $     (0.06)   $      0.01    $    (0.12)    $      (0.05)
                                       ==========================    ============================
  Weighted average number of shares:
     Basic                               2,207,350      2,207,350      2,207,350       2,207,350
                                       ==========================    ============================
     Diluted                             2,207,350      4,167,350      2,207,350       2,207,350
                                       ==========================    ============================

See accompanying notes.

                                   AMASYS Corporation
                                Statements of Cash Flows
                                     (Unaudited)

                                                      Six months ended December 31,
                                                          2003            2002
                                                     -------------------------------
                                                                       (as restated)
   Operating activities:
   Net loss                                           $  (223,122)   $     (72,024)
   Adjustments to reconcile to net loss
   to net cash used in operating activities:

     Amortization on note receivable discount             (46,131)         (77,310)
     (Gain)loss on derivative asset                       (50,378)          99,595
   (Gain) on sale of short-term investment                (34,850)              -
     Equity in (earnings) losses of comtex                204,039           14,153


     Changes in operating assets and liabilities
          Accounts receivable                             (21,424)           4,100
          Accounts payable and accrued expenses            55,911          (12,234)
                                                     -------------------------------
   Net cash used in operating activities                 (115,955)         (43,720)
   Investing activities:
       Proceeds from notes receivable                        -              35,000

       Proceeds from sale of short term investment         44,319              -
                                                     -------------------------------
   Net cash provided by investing activities               44,319           35,000



   Net decrease in cash                                   (71,636)          (8,720)
   Cash at beginning of period                             73,667           13,070
                                                     -------------------------------
   Cash at end of period                              $     2,031     $      4,350
                                                     ===============================

See accompanying notes.

1.   Basis of Presentation

The accompanying interim financial statements of AMASYS Corporation (the "Company" or "AMASYS") are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission on November 7, 2003.

2.   Stock Option Plan

SFAS No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2003, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plan. Due to the fact that options granted in 1996 were immediately exercisable, net income (loss) and basic and diluted net income (loss) per share is the same under SFAS 123 and APB 25 for the six and three month periods ended December 31, 2003 and 2002.


3.   Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

                                            Three Months Ended               Six Months Ended
                                                December 31,                    December 31,
                                         -----------------------------------------------------------
                                             2003          2002              2003          2002
                                         -----------------------------------------------------------
Numerator:                                             (as restated)                    (as restated)
  Net (loss) income                       $ (114,204)   $    32,583       $ (223,122)   $   (72,024)
  Preferred stock dividend                   (24,500)       (24,500)         (49,000)       (49,000)
                                         ------------   ------------      -----------   ------------
  Numerator for basic net (loss)
   income per share                         (138,704)         8,083         (272,122)      (121,024)
  Effect of dilutive securities               24,500         24,500           49,000         49,000
                                         ------------   ------------      -----------   ------------
  Numerator for diluted net (loss)
    income per share                      $ (114,204)   $    32,583       $ (223,122)   $   (72,024)
                                         ============   ============      ===========   ============
Denominator:
  Denominator for basic net(loss)income
    per share- weighted average shares     2,207,350      2,207,350        2,207,350      2,207,350

Effect of dilutive securities:
  Convertible preferred stock                  -          1,960,000            -              -
                                         ------------   ------------      -----------   ------------
  Denominator for diluted net(loss)
    income per share                       2,207,350      4,167,350        2,207,350      2,207,350
                                         ============   ============      ===========   ============

Basic net (loss) income per share         $    (0.06)   $     0.004       $    (0.12)    $    (0.05)
                                         ============   ============      ===========   ============
Diluted net (loss) income per share       $    (0.06)   $      0.01       $    (0.12)    $    (0.05)
                                         ============   ============      ===========   ============

For the three months ended December 31, 2003 and six months ended December 31, 2003 and 2002, the shares issuable upon the exercise of stock options and the conversion of the Series A Preferred Stock have been excluded from the computation since their effect was not dilutive.

4.   Investment in Common Stock - Related Party

At December 31, 2003, the Company had a 16% ownership interest in Comtex. Since the Company has the ability to significantly influence the operations of Comtex, the Company accounts for its investment in Comtex under the equity method of accounting. The Company can significantly influence the operations of Comtex since (i) if the Company converted its note receivable from Comtex into shares of Comtex, the Company would have a 22% ownership interest in Comtex, (ii) the Company as well as the Company's Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and the Company's Chairman and CEO have a combined ownership interest in Comtex of 32%, and (iv) our Chairman and CEO became the Chairman and Interim CEO of Comtex on February 5, 2004.

At December 31, 2003, our share of Comtex losses has reduced the carrying value of our investment in Comtex to zero. In accordance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of the Investee, we will continue to report our share of Comtex losses up to the adjusted basis of the Note Receivable from Comtex. Therefore, we have adjusted the basis of the Note Receivable- Related Party to reflect the $65,817 of investee losses that exceed the carrying value of our investment in Comtex common stock at December 31, 2003.

The following information presents condensed balance sheet information as of December 31, 2003 and condensed income statement information of Comtex for the three months and six months ended December 31, 2003 and 2002:

                                              December 31, 2003
           Current assets                        $ 1,313,223
           Other assets                            1,742,482
           Current liabilities                     2,204,539
           Long-term liabilities                   1,266,453

                          Three Months Ended December 31,       Six Months Ended December 31,
                                2003           2002                 2003            2002
                                ----           ----                  ----            ----
Revenues                    $ 2,014,019    $ 2,430,124          $  4,186,940     $  4,861,622
Gross profit                  1,099,495      1,443,406             2,340,159        2,887,871
Net (loss) income            (1,035,238)       182,265            (1,287,375)         (85,208)

5.    Note Receivable - Related Party

In addition to its 16% equity ownership of Comtex, the Company also holds a note receivable from Comtex (the "Note" which is recorded at $791,136 at December 31, 2003. The value of the Note, net of a $401,077 discount, is $390,059 at December 31, 2003. On December 9, 2003, the Company executed an amendment to the Note for the purpose of reducing the conversion price at which the Amended Note may be converted into common stock of
Comtex.   Pursuant to this Third Amendment, the Company agreed to
subordinate the Amended Note to both Comtex's note payable to its former landlord and to a bank financing agreement. In consideration for these subordination agreements, Comtex agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter.

Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), suggests that when certain indicators are present, a loan should be evaluated for carrying value of the collectibility. Since Comtex has been experiencing financial difficulties and the Amended Note, as described above, is now subordinated, we evaluated the Note for
collectibility.   As a result, we evaluated whether or not there
is an impairment loss by comparing the fair value of the collateral (security interest in the accounts receivable of Comtex) to the carrying value of the Note of $390,059. Since the fair value of our collateral exceeds the carrying value of the Note, we did not record an impairment charge at December 31, 2003.

6.    Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from non-owner sources.
The Company's comprehensive income (loss) includes unrealized gains (losses) on its short-term investment and the Company's portion of Comtex's foreign currency translation adjustment. Unrealized gains (losses) consisted of the following:

                            Three Months ended December 31,   Six Months ended December 31,
                                2003           2002            2003            2002
                             -------------------------------------------------------------
                                          (as restated)                   (as restated)
Net (loss) income             (114,204)         32,583        (223,122)        (72,024)
Unrealized (loss) gain on
  investment                   (28,220)        (42,435)         23,116         (54,921)
                             -------------------------------------------------------------
Comprehensive (loss)          (142,424)         (9,852)       (200,006)       (126,945)
                             =============================================================



7.   Subsequent Events

On February 5, 2004, C.W. Gilluly, Ed.D. was elected Chairman of the Board of Directors and appointed to the position of Interim Chief Executive Officer of Comtex, following the resignations of Stephen W. Ellis, as Chairman of the Board of Directors and Chief Executive Officer and Laurence F. Schwartz, as President.

8.  Board of Director Interlocks and Insider Participation

C.W. Gilluly, Chairman and Chief Executive Officer of the
Company, also serves as Chairman and Interim Chief Executive
Officer of Comtex.

Robert J. Lynch, Jr., a Director of the Company, is also a Director of Comtex.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Company History

     AMASYS Corporation ("AMASYS" or the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996. As a result of a series of transactions during the 1980's, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex"), formerly known as Hadron, Inc. As of December 31, 2003, AMASYS had a 16% interest in Comtex and less than a 1% equity interest in Analex. The Company's business is the maintenance of its equity interest in and note receivable from Comtex and equity interest in Analex.

     On July 2, 2001, the Company filed the following reports with the Securities and Exchange Commission (the "SEC"): Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. Prior to these filings, the Company had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the Quarter ended December 31, 1996 because of the difficulty associated with the preparation of the Company's initial financial statements as successor to Infotech. The Annual Report on Form 10-K for the year ended June 30, 2002 was timely filed. In addition, all Quarterly Reports on Form 10-Q were filed for fiscal 2003. The Annual Report on Form 10-KSB for the year ended June 30, 2003 was filed on November 7, 3002, and the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 was filed on a timely basis.

Overview

     AMASYS is the successor to Infotech, pursuant to Infotech's bankruptcy proceeding. AMASYS' primary assets are its equity interest in and note receivable from Comtex and equity interest in Analex. AMASYS owns 16% of the outstanding equity of Comtex, while the remainder is publicly owned. Comtex is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. In addition to its 16% equity ownership of Comtex, the Company also holds a note receivable from Comtex (the "Note" recorded in the amount of $791,136 at December 31, 2003. The value of the Note, net of a $401,077 discount, is $390,059 at December 31, 2003. On December 9, 2003, the Company executed an amendment to the Note for the purpose of reducing the conversion price at which the Amended Note may be converted into common stock of Comtex. Pursuant to this Third Amendment, the Company agreed to subordinate the Amended Note to both Comtex's note payable to its former landlord and to a bank financing agreement. In consideration for these subordination agreements, Comtex agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. The Company also owns 110,239 shares of common stock of publicly-held Analex, a defense contractor specializing in developing innovative technical intelligence and biodefense solutions in support of U.S. national security. As of September 30, 2003, Analex had 14,868,200 shares of common stock outstanding. The Company believes that, by virtue of an exemption to the Investment Company Act of 1940 ("1940 Act"), the Company should not be deemed to be an "investment company" and, accordingly, should not be required to register as such. The rules and interpretations of the SEC and the courts relating to the 1940 Act and to its exemptions are highly complex and uncertain in numerous aspects. As a result, no assurance can be given that the Company will not be deemed an "investment company" for purposes of the 1940 Act and be required to register as an investment company, in which case the Company could be subject to legal actions by regulatory authorities and others and could be forced to suspend or terminate operations. The costs of defending any such action could constitute a material part of the Company's assets.

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

     The demand for news and content distribution paralleled the tremendous growth of the Internet during the late 1990's. Similarly, the subsequent collapse of Internet-related businesses has resulted in continuing business consolidations and failures, the decline of individual investor web sites, and the erosion of royalties from corporate solution providers. Given these market conditions, toward the end of fiscal year 2003, Comtex commenced an overall strategic revitalization plan and turnaround process.

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

     Comtex also relies heavily on third party providers for telecommunications, electrical power, internet connectivity, and related or similar services as well as system redundancy for the development and delivery of its products. Failure of, interruption in, or the termination of, these services would also affect Comtex's ability to create and deliver products. Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have an adverse effect on Comtex's revenues.

     In its Form 10-Q for the quarter ended December 31, 2003, Comtex stated that it is dependent on its cash reserves and accounts receivable financing, through a bank agreement, to fund operations. Comtex further stated that it incurred net losses for the six months ended December 31, 2003, and the years ended June 30, 2003 and 2002 and its revenue base has declined and continues to decline. Assuming no immediate increase in revenue, Comtex is at risk of being unable to generate sufficient liquidity to meet its obligations. Comtex utilized and continues to utilize bank financing to meet its liquidity needs. Further corporate consolidation or market deterioration affecting Comtex's customers would limit its ability to generate such revenues. Comtex has given no assurance that it will be able to maintain its revenue base or the size of profitable operations that may be necessary to achieve its liquidity needs.

     Comtex is a publicly traded company and more information concerning the operations of Comtex can be found in its own filings with the SEC.

Analex Corporation

     The Company owns 110,239 shares of the common stock of Analex (SEC File No. 0-5404), which trades on the American Stock Exchange under the symbol NLX. Analex specializes in developing intelligence, systems engineering and biodefense solutions in support of national security. Analex focuses on designing, developing and testing aerospace products and systems; developing innovative technical solutions for the intelligence community; developing medical defenses and treatments for infectious agents used in biological warfare and terrorism; and analyzing and supporting defense systems.

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

     In August 2001, the Company's Note from Comtex was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. In accordance with SFAS 133, we have accounted for this conversion option as an embedded derivative. As a result, the conversion option is being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings. As of December 31, 2003 the fair value of the derivative asset was $182,816 and for the quarters ended December 31, 2003 and 2002, we recognized other income (expense) of $61,415 and $(37,007), respectively.

Investment in Comtex

     At December 31, 2003 and 2002, we had a 16% ownership interest in Comtex. Since we have the ability to significantly influence the operations of Comtex, we account for our investment in Comtex under the equity method of accounting. We can significantly influence the operations of Comtex since (i) if we converted our note receivable-related party into shares of Comtex, we would have a 22% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and our Chairman and CEO have a combined ownership interest in Comtex of 32%, and (iv) our Chairman and CEO became the Chairman and Interim CEO of Comtex on February 5, 2004. During the quarters ended December 31, 2003 and 2002, we recognized (losses) income of $(164,065) and $29,674 for our share of Comtex (losses) income, respectively.

     At December 31, 2003, our share of Comtex losses has reduced the carrying value of our investment in Comtex to zero. In accordance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of the Investee, we will continue to report our share of Comtex losses up to the adjusted basis of the Note Receivable from Comtex. Therefore, we have adjusted the basis of the Note Receivable to reflect the $65,817 of investee losses that exceed the carrying value of our investment in Comtex common stock at December 31, 2003.


Note Receivable from Comtex

     Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), suggests that when certain indicators are present, a loan should be evaluated for collectibility. Since Comtex has been experiencing financial difficulties, we evaluated the Note for
collectibility.   As a result, we evaluated whether or not there
is an impairment loss by comparing the fair value of the collateral (security interest in the accounts receivable of Comtex) to the carrying value of the Note of $390,059. Since the fair value of our collateral exceeds the carrying value of the Note, we did not record an impairment charge at December 31, 2003.


Valuation of Deferred Tax Assets

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

Results of Operations

Comparison of the three months ended December 31, 2003 to the three months ended December 31, 2002

The Company had a net loss of $114,204 during the three months ended December 31, 2003 compared to net income of $32,583 during the three months ended December 31, 2002. The decrease is explained below.

Operating costs and expenses. Operating costs and expenses increased to $90,893 during the three months ended December 31, 2003 from $29,856 for the prior calendar quarter due to an increase in professional services expenses, primarily accounting fees.

Other income (expense): Other expense increased to $23,311 during the three months ended December 31, 2003 from other income of $62,439 during the three months ended December 31, 2002. The increased expense was comprised of our share of Comtex losses offset in part by an increase in the fair value of the derivative asset as determined using a Black-Scholes option pricing model, gains realized from the sale of Analex common stock and a decrease in interest income of $25,259.

Comparison of the six months ended December 31, 2003 to the six months ended December 31, 2002

The Company had a net loss of $223,122 during the six months ended December 31, 2003 compared to a net loss of $72,024 during the six months ended December 31, 2002. The increased loss is explained below.

Operating costs and expenses. Operating costs and expenses increased to $193,289 during the six months ended December 31, 2003 from $80,649 for the prior calendar period due to an increase in professional services expenses, primarily accounting fees.

Other income (expense): Other expense increased to $29,833 during the six months ended December 31, 2003 from other income of $8,625 during the six months ended December 31, 2002. The increased expense was comprised of our share of Comtex losses offset in part by an increase in the fair value of the derivative asset as determined using a Black-Scholes option-pricing model, gains realized on the sale of Analex common stock and a decrease in interest income of $33,371.

Liquidity and Capital Resources

The Company had net working capital of $344,599 at December 31, 2003. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligations through payments of interest from the Note and from the sales of equity interests in Analex.

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

Item 3.        Controls and Procedures

     Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 (e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation and as previously disclosed, the Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by our Annual Report for the Year Ended June 30, 2003, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, except for the above-referenced Form 10-KSB which was not filed on a timely basis.

     Prior to and during the evaluation referenced above, certain deficiencies in internal controls were noted. The Company initiated corrective measures, including researching accounting matters which resulted in the restatement described elsewhere in the Form 10-KSB, and increasing the use of the Company's outside bookkeeper to assist in recording, processing and summarizing financial data on a timely basis. Subsequent to the date of the evaluation including the quarter ended December 31, 2003, there were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies.

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

     On December 9, 2003, Comtex and Plaza I-A executed a settlement agreement terminating the subject lease and the above lawsuit was dismissed on or about December 17, 2003. The total remaining liability on the lease was approximately $2.6 million prior to the settlement agreement. Pursuant to the terms of the settlement agreement, Comtex paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000. Settlement expense with Plaza I-A for the three and six months ended December 31, 2003 includes the $360,000 expense for the four-year note, approximately $128,000 in commissions and legal fees, as well as an expense related to the forfeiture of Comtex's security deposit in the face amount of approximately $62,000, partially offset by the recovery of deferred rent expense of approximately $87,000.

Item 2.        Changes in Securities

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security
Holders

None.

Item 5.        Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

           (b).      Reports on Form 8-K

          On December 23, 2003 the Company filed a report on Form
          8-K announcing a change in its certifying accountants.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  February 20, 2004


AMASYS CORPORATION


By:       /S/ C.W. GILLULY
     C.W. Gilluly, Ed.D.
     President and Chief Executive Officer
     (Principal Executive Officer and
      Principal Financial and Accounting Officer)