Form 10QSB
period 2004-03-31
AMASYS CORP
filed 2004-05-17
CIK 1023198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB
(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the quarter ended March 31, 2004; or

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number  0-21555

                               AMASYS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                     54-1812385
 -----------------------------------                  ----------------------
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

The Company knows of no trading in its Common Stock since its inception. As of March 31, 2004, there were 1,775,880 shares of stock held by non-affiliates.

Transitional Small Business Disclosure Format (check one):
Yes |X|      No | |

                               AMASYS CORPORATION
                                TABLE OF CONTENTS


                                                                       Page No.

Part I            Financial Information:                                   1

Item 1.  Financial Statements                                              1

         Balance Sheet
          as of March 31, 2004 (unaudited)                                 1

         Statements of Operations
          for the Three Months and Nine Months Ended
          March 31, 2004 and 2003 (unaudited)                              2

         Statements of Cash Flows
          for the Nine Months Ended
          March 31, 2004 and 2003 (unaudited)                              3

         Notes to Financial Statements                                     4


Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                  8

Item 3.  Controls and Procedures                                          13


Part II  Other Information:                                               14

Item 1.  Legal Proceedings                                                14
Item 2.  Changes in Securities                                            14
Item 3.  Defaults Upon Senior Securities                                  14
Item 4.  Submission of Matters to a Vote of Security Holders              14
Item 5.  Other Information                                                14
Item 6.   Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                15

Certifications of Chief Executive Officer and Chief Financial Officer     16

                                     PART I

Item 1. Financial Statements

                               AMASYS Corporation
                                  Balance Sheet
                                   (Unaudited)
                                                              March 31, 2004
                                                              --------------
Assets
Current assets:
   Cash and cash equivalents                                     $   8,388

   Short-term investment                                           400,956
                                                                 ---------
Total current assets                                               409,344

Note receivable-related party, net of discount of
   378,012                                                         404,937

Derivative asset                                                   125,686
                                                                 ---------
Total assets                                                     $ 939,967
                                                                 =========
Liabilities and stockholders' equity
Current liabilities:

   Accounts payable and accrued expenses                         $  18,760
                                                                 ---------
Total current liabilities                                           18,760
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
  authorized; 196,000 shares issued and outstanding                  1,960
Common stock, $0.01 par value; 20,000,000 shares
   authorized; 2,207,350 shares issued and outstanding              22,073
Additional paid-in capital                                         799,137
Accumulated other comprehensive income                             303,838
Retained earnings                                                 (205,801)
                                                                 ---------
Total stockholders' equity                                         921,207
                                                                 ---------
Total liabilities and stockholders' equity                       $ 939,967
                                                                 =========














                             See accompanying notes.

                               AMASYS Corporation
                            Statements of Operations
                                   (Unaudited)

                                                                     Three Months Ended March 31,   Nine Months Ended March 31,
                                                                        2004           2003           2004           2003
                                                                      ---------      ---------      ---------      ---------
                                                                                   (as restated)                 (as restated)
Operating costs and expenses:
   Professional services                                              $  19,691      $  24,632      $ 195,252      $  91,194
   General and administrative                                             7,456          7,692         25,183         21,779
                                                                      ---------      ---------      ---------      ---------
Total operating costs and expenses                                       27,147         32,324        220,435        112,973

Other income (expense):
   Interest income                                                       44,489         54,472        133,467        176,821
   Equity in (losses) of Comtex                                         (10,723)       (21,930)      (214,762)       (36,084)

   Loss on derivative asset                                             (57,130)        (9,400)        (6,752)      (108,995)
   Gain on sale of short-term investment                                 22,950         41,277         57,800         41,302
                                                                      ---------      ---------      ---------      ---------
                                                                      ---------      ---------      ---------      ---------
Total other (expense) income                                             64,419        (30,247)        73,044
                                                                                                                        (414)

(Loss) income before income taxes                                       (27,561)        32,095       (250,682)       (39,929)


Provision for income taxes                                                   --             --             --             --
                                                                      ---------      ---------      ---------      ---------

Net (loss)income                                                      $ (27,561)     $  32,095      $(250,682)     $ (39,929)
                                                                      =========      =========      =========      =========

(Loss) income per share:

   Basic                                                              $   (0.02)     $   0.003      $   (0.15)     $  (0.05)
                                                                      =========      =========      =========      =========
   Diluted                                                            $   (0.02)     $    0.01      $   (0.15)     $  (0.05)
                                                                      =========      =========      =========      =========

Weighted average number of shares:
   Basic                                                              2,207,350      2,207,350      2,207,350      2,207,350
                                                                      =========      =========      =========      =========
   Diluted                                                            2,207,350      4,167,350      2,207,350      2,207,350
                                                                      =========      =========      =========      =========









                             See accompanying notes.

                               AMASYS Corporation
                            Statements of Cash Flows
                                   (Unaudited)
                                                   Nine Months Ended March, 31
                                                      2004             2003
                                                    ---------       ---------
                                                                  (as restated)
Operating activities:

Net loss                                            $(250,682)     $ (39,929)
Adjustments to reconcile to net loss
to net cash used in operating activities:
  Amortization on note receivable discount            (69,195)      (110,016)
  Loss on derivative asset                              6,752        108,995
  Gain on sale of short-term investment               (57,800)       (41,275)
  Equity in losses of Comtex                          214,762         36,088
  Changes in operating assets and liabilities
       Accounts receivable                               --           (7,216)
       Accounts payable and accrued expenses           14,866        (22,814)
                                                    ---------      ---------
Net cash used in operating activities
                                                     (141,297)       (76,167)
Investing activities:
    Proceeds from notes receivable                       --           46,000
    Proceeds from sale of short-term investment        76,018         58,465
                                                    ---------      ---------
Net cash provided by investing activities              76,018        104,465
Net (decrease) increase in cash                       (65,279)        28,298
Cash at beginning of period                            73,667         13,070
                                                    ---------      ---------
Cash at end of period                               $   8,388      $  41,368
                                                    =========      =========























                             See accompanying notes.

                               AMASYS Corporation
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2004

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

2.       Stock Option Plan

SFAS No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. The Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plan. Due to the fact that options granted in 1996 were immediately exercisable, net income (loss) and basic and diluted net income (loss) per share is the same under SFAS 123 and APB 25 for the nine and three month periods ended March 31, 2004 and 2003.

3.       Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                               AMASYS Corporation
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2004

                                                  Three Months Ended                   Nine Months Ended
                                                        March 31,                           March 31,
                                              ----------------------------      -------------------------------
                                                 2004              2003              2004              2003
                                              -----------      -----------      --------------      -----------
Numerator:                                                    (as restated)                        (as restated)
   Net (loss) income                          $   (27,561)     $    32,095      $     (250,682)     $   (39,929)

   Preferred stock dividend                       (24,500)         (24,500)            (73,500)        (73,500)
                                              -----------      -----------      --------------      -----------
   Numerator for basic earnings per share         (52,061)           7,595            (324,182)        (113,429)
   Effect of dilutive securities                   24,500           24,500              73,500           73,500
                                              -----------      -----------      --------------      -----------
   Numerator for diluted earnings per
     share                                    $   (27,561)     $    32,095      $     (250,682)     $   (39,929)
                                              ===========      ===========      ==============      ===========
Denominator:
   Denominator for basic earnings per
     share- weighted average shares             2,207,350        2,207,350           2,207,350        2,207,350
Effect of dilutive securities:
   Convertible preferred stock                         --        1,960,000                  --               --
                                              -----------      -----------      --------------      -----------
   Denominator for diluted earnings per
     share                                      2,207,350        4,167,350           2,207,350        2,207,350
                                              ===========      ===========      ==============      ===========
Basic (loss) earnings per share               $     (0.02)     $     0.003      $        (0.15)     $     (0.05)
                                              ===========      ===========      ==============      ===========
Diluted (loss) earnings per share             $     (0.02)     $      0.01      $        (0.15)     $     (0.05)
                                              ===========      ===========      ==============      ===========

For the three months ended March 31, 2004 and nine months ended March 31, 2004 and 2003, the shares issuable upon the exercise of stock options and the conversion of the Series A Preferred Stock have been excluded from the computation since their effect was not dilutive.

4.       Investment in Common Stock - Related Party

At March 31, 2004, the Company had a 16% ownership interest in Comtex. Since the Company has the ability to significantly influence the operations of Comtex, the Company accounts for its investment in Comtex under the equity method of accounting. The Company can significantly influence the operations of Comtex since (i) if the Company converted its note receivable from Comtex into shares of Comtex, the Company would have a 24% ownership interest in Comtex, (ii) the Company as well as the Company's Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and the Company's Chairman and CEO have a combined ownership interest in Comtex of 32%, and (iv) the Company's Chairman and CEO became the Chairman and Interim CEO of Comtex on February 5, 2004.

At March 31, 2004, the Company's share of Comtex losses has reduced the carrying value of the Company's investment in Comtex to zero. In accordance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of the Investee, the Company has reported and will continue to report its share of Comtex losses up to the adjusted basis of the Note Receivable from Comtex. Therefore, the Company has adjusted the basis of the Note Receivable- Related Party to reflect the $74,004 of investee losses that exceed the carrying value of the Company's investment in Comtex common stock as of March 31, 2004.

The following information presents condensed balance sheet information as of March 31, 2004 and condensed income statement information of Comtex for the three months and nine months ended March 31, 2004 and 2003:

                                      March 31, 2004
Current assets                         $ 1,107,421
Other assets                             1,542,338
Current liabilities                      1,889,240
Long-term liabilities                    1,227,467

                          Three Months Ended March 31,      Nine Months Ended March 31,
                               2004            2003            2004               2003
                               ----            ----            ----               ----
Revenues                  $ 1,962,035      $ 2,287,394      $ 6,148,975      $ 7,149,016
Gross profit                1,114,573        1,309,958        3,454,731        4,199,679
Net (loss) income             (67,660)        (134,697)      (1,355,036)        (219,905)

5.          Note Receivable - Related Party

In addition to its 16% equity ownership of Comtex, the Company also holds a note receivable from Comtex (the "Note") which is recorded at $782,949 at March 31, 2004. The value of the Note, net of a $378,012 discount, is $404,937 at March 31, 2004. On December 9, 2003, the Company executed an amendment to the Note for the purpose of reducing the conversion price at which the Amended Note may be converted into common stock of Comtex. Pursuant to this Third Amendment, the Company agreed to subordinate the Amended Note to both Comtex's note payable to its former landlord and to a bank financing agreement. In consideration for these subordination agreements, Comtex agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter.

Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), suggests that when certain indicators are present, a loan should be evaluated for carrying value of the collectibility. Since Comtex has been experiencing financial difficulties and the Amended Note, as described above, is now subordinated, we evaluated the Note for collectibility. As a result, we evaluated whether or not there is an impairment loss by comparing the fair value of the collateral (security interest in the accounts receivable of Comtex) to the carrying value of the Note of $404,937. Since the fair value of our collateral exceeds the carrying value of the Note, we did not record an impairment charge at March 31, 2004.

6. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from non-owner sources. The Company's comprehensive income (loss) includes unrealized gains (losses) on its short-term investment. Unrealized gains (losses) consisted of the following:


                             Three Months ended March 31,    Nine Months ended March 31,
                                 2004          2003             2004            2003
                              ---------      ---------        ---------      ---------
                                           (as restated)                   (as restated)
Net (loss) income             $ (27,561)     $  32,095        $(250,682)     $ (39,929)
Unrealized gain (loss) on
  short-term investment           7,333         30,404           30,449        (24,517)
                              ---------      ---------        ---------      ---------
                              $ (20,228)     $  62,499        $(220,233)     $ (64,446)
                              =========      =========        =========      =========

7.       Board of Director Interlocks and Insider Participation

C.W. Gilluly, Chairman and Chief Executive Officer of the Company, also serves as Chairman and Interim Chief Executive Officer of Comtex.

Robert J. Lynch, Jr., a Director of the Company, is also a Director of Comtex.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company History

         AMASYS Corporation ("AMASYS" or the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996. As a result of a series of transactions during the 1980's, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex"), formerly known as Hadron, Inc. As of March 31, 2004, AMASYS had a 16% interest in Comtex and less than a 1% equity interest in Analex. The Company's business is the maintenance of its equity interest in and note receivable from Comtex and equity interest in Analex.

         On July 2, 2001, the Company filed the following reports with the Securities and Exchange Commission (the "SEC"): Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. Prior to these filings, the Company had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the Quarter ended December 31, 1996 because of the difficulty associated with the preparation of the Company's initial financial statements as successor to Infotech. The Annual Report on Form 10-K for the year ended June 30, 2002 was timely filed. In addition, all Quarterly Reports on Form 10-Q were filed for fiscal 2003. The Annual Report on Form 10-KSB for the year ended June 30, 2003 was filed on November 7, 3002, the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 was filed on a timely basis and the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 was filed February 20, 2004 pursuant to a Form 12b-25 filed on February 17, 2004.

Overview

         AMASYS is the successor to Infotech, pursuant to Infotech's bankruptcy proceeding. AMASYS' primary assets are its equity interest in and note receivable from Comtex and equity interest in Analex. AMASYS owns 16% of the outstanding equity of Comtex, while the remainder is publicly owned. Comtex is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. In addition to its 16% equity ownership of Comtex, the Company also holds a note receivable from Comtex (the "Note" recorded in the amount of $782,949 at March 31, 2004. The value of the Note, net of a $378,012 discount, is $404,937 at March 31, 2004. On December 9, 2003, the Company executed an amendment to the Note for the purpose of reducing the conversion price at which the Amended Note may be converted into common stock of Comtex. Pursuant to this Third Amendment, the Company agreed to subordinate the Amended Note to both Comtex's note payable to its former landlord and to a bank financing agreement. In consideration for these subordination agreements, Comtex agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. The Company also owns 100,239 shares of common stock of publicly-held Analex, a defense contractor specializing in developing innovative technical intelligence and biodefense solutions in support of U.S. national security. As of March 31, 2004, Analex had 14,868,200 shares of common stock outstanding. The Company believes that, by virtue of an exemption to the Investment Company Act of 1940 ("1940 Act"), the Company should not be deemed to be an "investment company" and, accordingly, should not be required to register as such. The rules and interpretations of the SEC and the courts relating to the 1940 Act and to its exemptions are highly complex and uncertain in numerous aspects. As a result, no assurance can be given that the Company will not be deemed an "investment company" for purposes of the 1940 Act and be required to register as an investment company, in which case the Company could be subject to legal actions by regulatory authorities and others and could be forced to suspend or terminate operations. The costs of defending any such action could constitute a material part of the Company's assets.

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

         In its Form 10-Q for the quarter ended March 31, 2004, Comtex stated that it is dependent on its cash reserves and accounts receivable financing, through a bank agreement, to fund operations. Comtex further stated that it incurred net losses for the nine months ended March 31, 2004, and the years ended June 30, 2003 and 2002 and its revenue base has declined and continues to decline. Assuming no immediate increase in revenue, Comtex is at risk of being unable to generate sufficient liquidity to meet its obligations. Comtex utilized and continues to utilize bank financing to meet its liquidity needs. Further corporate consolidation or market deterioration affecting Comtex's customers would limit its ability to generate such revenues. Comtex has given no assurance that it will be able to maintain its revenue base or the size of profitable operations that may be necessary to achieve its liquidity needs.

         Comtex is a publicly traded company and more information concerning the operations of Comtex can be found in its own filings with the SEC.

Analex Corporation

         The Company owns 100,239 shares of the common stock of Analex (SEC File No. 0-5404), which trades on the American Stock Exchange under the symbol NLX. Analex specializes in developing intelligence, systems engineering and biodefense solutions in support of national security. Analex focuses on designing, developing and testing aerospace products and systems; developing innovative technical solutions for the intelligence community; developing medical defenses and treatments for infectious agents used in biological warfare and terrorism; and analyzing and supporting defense systems.

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

         In August 2001, the Company's Note from Comtex was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. In accordance with SFAS 133, we have accounted for this conversion option as an embedded derivative. As a result, the conversion option is being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings. As of March 31, 2004 the fair value of the derivative asset was $125,686 and for the quarters ended March 31, 2004 and 2003, we recognized a loss on the derivative asset of $(57,130) and $(9,400), respectively.

Investment in Comtex

         At March 31, 2004 and 2003, we had a 16% ownership interest in Comtex. Since we have the ability to significantly influence the operations of Comtex, we account for our investment in Comtex under the equity method of accounting. We can significantly influence the operations of Comtex since (i) if we converted our note receivable-related party into shares of Comtex, we would have a 24% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and our Chairman and CEO have a combined ownership interest in Comtex of 32%, and (iv) our Chairman and CEO became the Chairman and Interim CEO of Comtex on February 5, 2004. During the quarters ended March 31, 2004 and 2003, we recognized losses of $10,723 and $21,930 for our share of Comtex losses, respectively.

         As of March 31, 2004, our share of Comtex losses has reduced the carrying value of our investment in Comtex to zero. In accordance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor has Loans to and Investments in Other Securities of the Investee, we will continue to report our share of Comtex losses up to the adjusted basis of the Note Receivable from Comtex. Therefore, we have adjusted the basis of the Note Receivable to reflect the $74,005 of investee losses that exceed the carrying value of our investment in Comtex common stock as of March 31, 2004.

Note Receivable from Comtex

         Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), suggests that when certain indicators are present, a loan should be evaluated for collectibility. Since Comtex has been experiencing financial difficulties, we evaluated the Note for collectibility. As a result, we evaluated whether or not there is an impairment loss by comparing the fair value of the collateral (security interest in the accounts receivable of Comtex) to the carrying value of the Note of $404,937. Since the fair value of our collateral exceeds the carrying value of the Note, we did not record an impairment charge at March 31, 2004.

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

Results of Operations

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003

The Company had a net loss of $27,561 during the three months ended March 31, 2004 compared to net income of $32,095 during the three months ended March 31, 2003. The decrease is explained below.

Operating costs and expenses. Operating costs and expenses decreased to $27,147 during the three months ended March 31, 2004 from $32,324 for the three months ended March 31, 2003 due to a decrease in professional services expenses, primarily accounting fees.

Other income (expense): Other expense increased to $414 during the three months ended March 31, 2004 from other income of $64,419 during the three months ended March 31, 2003. The increased expense was comprised of increased losses of $47,730 in the fair value of the derivative asset as determined using a Black-Scholes option pricing model, a decrease in gains realized from the sale of Analex common stock and a decrease in interest income of $9,986.

Comparison of the nine months ended March 31, 2004 to the nine months ended March 31, 2003

The Company had a net loss of $250,682 during the nine months ended March 31, 2004 compared to a net loss of $39,929 during the nine months ended March 31, 2003. The increased loss is explained below.

Operating costs and expenses. Operating costs and expenses increased to $220,435 during the nine months ended March 31, 2004 from $112,973 for the prior calendar period due to an increase in professional services expenses, primarily accounting fees.

Other income (expense): Other expense increased to $30,247 during the nine months ended March 31, 2004 from other income of $73,044 during the nine months ended March 31, 2003. The increased expense was primarily comprised of an increase in our share of Comtex losses offset in part by decreased losses due to an increase in the fair value of the derivative asset as determined using a Black-Scholes option-pricing model, increased gains realized on the sale of Analex common stock and a decrease in interest income of $43,354.

Liquidity and Capital Resources

The Company had net working capital of $390,854 at March 31, 2004. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligations through receipts of interest from the Note and from the sales of equity interests in Analex.

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

         Prior to and during the evaluation referenced above, certain deficiencies in internal controls were noted. The Company initiated corrective measures, including researching accounting matters which resulted in the restatement described elsewhere in the Form 10-KSB, and increasing the use of the Company's outside bookkeeper to assist in recording, processing and summarizing financial data on a timely basis. Subsequent to the date of the evaluation including the quarter ended March 31, 2004, there were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a).     Exhibits

                  31.1     Certification of Chief Executive Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2     Certification of Chief Financial Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1     Certification of Chief Executive Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2     Certification of Chief Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b).     Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  May 17, 2004

                               AMASYS CORPORATION


By:       /S/ C.W. GILLULY
         ---------------------------
         C.W. Gilluly, Ed.D.
         President and Chief Executive Officer
         (Principal Executive Officer and
          Principal Financial and Accounting Officer)