Form 10KSB
period 2004-06-30
AMASYS CORP
filed 2004-10-07
CIK 1023198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-KSB
(Mark One)


 X   Annual Report  pursuant to Section 13 or 15(d) of the  Securities  Exchange
---  Act of 1934 For the fiscal year ended June 30, 2004; or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number  0-21555

                               AMASYS CORPORATION
                               ------------------
                 (Name of Small Business Issuer in its charter)

            Delaware                                              54-1812385
--------------------------------                             -------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

         625 N. Washington Street, Suite 301, Alexandria, Virginia 22314
         ---------------------------------------------------------------
                     (Address of principal executive office)

Issuer's telephone number, including area code: (703) 797-8026
                                                ----------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.01 per share
                   ---------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


The Company knows of no trading in its Common Stock since its inception. As of June 30, 2004, there were 1,775,880 shares of stock held by non-affiliates.

As of June 30, 2004, 2,207,350 shares of the Common Stock of the Registrant were outstanding.

                                     PART I

Item 1.  Business

Company History
---------------

         AMASYS Corporation ("AMASYS" or the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996. As a result of a series of transactions during the 1980's, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex"), formerly known as Hadron, Inc. As of June 30, 2004, AMASYS had a 16% interest in Comtex and less than a 1% equity interest in Analex. The Company's business is the maintenance of its equity interest in and note receivable from Comtex and equity interest in Analex.

         On July 2, 2001, the Company filed the following reports with the Securities and Exchange Commission (the "SEC"): Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. Prior to these filings, the Company had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the quarter ended December 31, 1996 because of the difficulty associated with the preparation of the Company's initial financial statements as successor to Infotech. The Annual Report on Form 10-K for the year ended June 30, 2002 was timely filed. The Annual Report on Form 10-K for the year ended June 30, 2003 was filed on November 7, 2003. The Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 was filed February 20, 2004 pursuant to a Form 12b-25 filed on February 17, 2004.

Overview
--------

         AMASYS is the successor to Infotech, pursuant to Infotech's bankruptcy proceeding. AMASYS' primary assets are its equity interest in and note receivable from Comtex and equity interest in Analex. AMASYS owns 16% of the outstanding equity of Comtex, while the remainder is publicly owned. Comtex is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. On December 9, 2003, the Company executed an amendment to the Note for the purpose of reducing the conversion price at which the Amended Note may be converted into common stock of Comtex. Pursuant to this Third Amendment, the Company agreed to subordinate the Amended Note to both Comtex's note payable to its former landlord and to a bank financing agreement. In consideration for these subordination agreements, Comtex agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. In addition to its 16% equity ownership of Comtex, the Company also holds a note receivable in the amount of $856,954 from Comtex (the "Note"). The carrying value of the Note, net of a $354,947 discount is $426,720. As of June 30, 2004, the Company has recognized losses in excess of basis as an adjustment to the basis of the Note of $75,287. The Company also owns 95,239 shares of common stock of publicly-held Analex, a defense contractor specializing in developing innovative technical intelligence and biodefense solutions in support of U.S. national security. As of June 30, 2004, Analex had 15,292,512 shares of common stock outstanding. The Company believes that, by virtue of an exemption to the Investment Company Act of 1940 ("1940 Act"), the Company should not be deemed to be an "investment company" and, accordingly, should not be required to register as such. The rules and interpretations of the SEC and the courts relating to the 1940 Act and to its exemptions are highly complex and uncertain in numerous aspects. As a result, no assurance can be given that the Company will not be deemed an "investment company" for purposes of the 1940 Act and be required to register as an investment company, in which case the Company could be subject to legal actions by regulatory authorities and others and could be forced to suspend or terminate operations. The costs of defending any such action could constitute a material part of the Company's assets.

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

         Comtex relies heavily on third-party information sources for the content of its product offerings. Interruption in, or the termination of, service from a significant number of its information sources would affect Comtex's ability to offer products or maintain product quality. Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have an adverse effect on Comtex's revenues.

         Comtex also relies heavily on third party providers for telecommunications, electrical power, internet connectivity, and related or similar services as well as system redundancy for the development and delivery of its products. Failure of, interruption in, or the termination of, these services would also affect Comtex' ability to create and deliver products. Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have an adverse effect on Comtex's revenues.

         Comtex is a publicly-traded company and more information concerning the operations of Comtex can be found in its own filings with the SEC.

Analex Corporation
------------------

         The Company owns 95,239 shares of the common stock of Analex (SEC File No. 0-5404), which trades on the American Stock Exchange under the symbol ANLX. Analex specializes in developing intelligence, systems engineering and biodefense solutions in support of national security. Analex focuses on designing, developing and testing aerospace products and systems; developing innovative technical solutions for the intelligence community; developing medical defenses and treatments for infectious agents used in biological warfare and terrorism; and analyzing and supporting defense systems.

Employees
---------

         At June 30, 2004, the Company used the services of two consultants, both of whom serve as officers of the Company. The Company has no employees.

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

         Furthermore, the Company entered into an agreement with the PBGC granting PBGC certain rights. In addition to the issuance to the PBGC of the Company's Series "A" Preferred Stock, the Company:

1) issued to the PBGC a $1,500,000 zero coupon note effective June 21, 1996, for which a settlement was reached ("Settlement") in which $189,998 was paid in full satisfaction of such note on February 1, 2002.

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

Item 2.  Properties

         The Company owns no real estate. The Company leases certain space from Comtex on a month-to-month basis. During fiscal 2004, the Company incurred $3,600 to Comtex for the pro rata portion of its office and administrative expenses to Comtex for its use of the facilities at 625 N. Washington Street, Alexandria, Virginia.

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

         The approximate number of holders of record of the Company's Common Stock as of June 30, 2004 was 669.

         The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.

         The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock option plan.

         Set forth below is certain information as of June 30, 2004 regarding equity compensation to directors and executive officers of the Company that has been approved by stockholders.


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
====================================================================================================================

 ___________________
(1) Options to purchase 50,000 shares of common stock expired during fiscal year 2003 pursuant to their terms.

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

Critical Accounting Policies

        Our financial statements were prepared in conformity with U.S. generally accepted accounting principles . As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

        We have a Note from Comtex. In August 2001, the Note was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. In accordance with SFAS 133, we have accounted for this conversion option as an embedded derivative. As a result, the conversion option is being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings. As of June 30, 2004, the balance of the derivative asset was $128,543 and for the fiscal year ended June 30, 2004, we recognized other expense of $3,895 due to the decline in value of this derivative.

Investment in Comtex
--------------------

        At June 30, 2004 and 2003, we had a 16% ownership interest in Comtex. Since we have the ability to significantly influence the operations of Comtex, we account for our investment in Comtex under the equity method of accounting. We can significantly influence the operations of Comtex since (i) if we converted our note receivable-related party into shares of Comtex, we would have a 22% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and our Chairman and CEO have a combined ownership interest in Comtex of 32%, and (iv) our Chairman is the Chairman of the Board and interim Chief Executive Officer of Comtex. During the years ended June 30, 2004 and 2003, we recognized losses of $216,350 and $217,682 for our share of Comtex losses, respectively.

        As of June 30, 2004, the basis of our investment in Comtex has been reduced to $0 through the recognition of the Company's share of Comtex's losses. Losses in excess of the investment basis adjust the basis of the Note, in accordance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee. As of June 30, 2004, the Company has recognized losses in excess of basis as an adjustment to the basis of the Note of $75,287.

Note Receivable from Comtex
---------------------------

        Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), suggests that when certain indicators are present, a loan should be evaluated for collectibility. Since Comtex has been experiencing financial difficulties, we evaluated the Note for collectibility. As a result, we evaluated whether or not there is an impairment loss by comparing the fair value of the collateral (including cash and security interest in the accounts receivable of Comtex) to the carrying value of the Note of $426,720. We believe that since the fair value of our collateral exceeds the carrying value of the Note, we did not record an impairment charge at June 30, 2004.

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

Results of Operations
---------------------

Comparison  of the fiscal year ended June 30, 2004 to the fiscal year ended June
--------------------------------------------------------------------------------
30, 2003
--------

        The Company had a net loss of $218,802 in fiscal year 2004 compared to a net loss of $156,144 in fiscal year 2003. The decrease is explained below.

        Operating costs and expenses. Operating costs and expenses increased $122,307 to $246,437 in fiscal year 2004 due to an increase in auditing and accounting related fees as a result of the restatement of the financial statements for the year ended June 30, 2002 and the nine months ended March 31, 2003.

        Other income (expense): Other income (expense) increased $59,649 from other expense of $32,014 in fiscal year 2003 to other income of $27,635 in fiscal year 2004. Interest income decreased $53,589 principally due to a decrease in the accretion of the discount on the Note using the effective interest method. The gain on the sale of short-term investment increased $28,400 due to increased sales of shares of Analex in 2004 compared to 2003. During fiscal year 2004, our equity in losses of Comtex decreased $1,332, which was principally due to a decrease in net losses of Comtex during fiscal year 2004. During fiscal year 2004, the loss on derivative asset decreased $83,256, which was due to a greater number of shares into which the note receivable can be converted.

Liquidity and Capital Resources
-------------------------------

        The Company had net working capital of $330,107 at June 30, 2004. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligations through payments of interest from the Note and from the sales of equity interests in Analex.

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

Item 8A. Controls and Procedures

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

         Prior to and during this evaluation, certain deficiencies in internal controls were noted. The Company initiated corrective measures, including researching accounting matters which resulted in the restatement described elsewhere in this Form 10-KSB, and increasing reliance on the Company's outside bookkeeper to assist in recording, processing and summarizing financial data on a timely basis. Subsequent to the date of the evaluation, there were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies.

Item 8B. Other Information

        None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant; Compliance with
         Section 16(a) of the Exchange Act.

Directors

        The following table contains information as of June 30, 2004 as to each Director of the Company:


                                                       Director        Office Held
Name                                    Since          Age             with the Company
----                                    -----          ---             ----------------

C.W. Gilluly, Ed.D.                     1992           58              Chairman of the Board, President
                                                                       and Chief Executive Officer

Robert F. Delaney (1,2)                 1992           79              Director

Robert J. Lynch, Jr. (1,2)              1992           71              Director

Thomas E. McMahan (1,2)                 1992           61              Director

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee


         C.W. GILLULY, Ed.D. has served as Chairman of the Board, President and Chief Executive Officer of the Company since June 1992. Dr. Gilluly served as President of Comtex from June 1992 until May 1993, as Chief Executive Officer from June 1992 until September 1997, as Chairman of the Board from June 1992 until December 2002, and as Vice-Chairman from December 2002 through June 2003. He continues to serve as a Director of Comtex and has served as interim Chief Executive Officer since February 2004. Dr. Gilluly served on the Board of Directors of Analex until March 2003, where he was Chairman of the Board from October 1994 until January 2001, and also served as Chief Executive Officer from May 1993 through March 2000.

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

        Robert J. Lynch, Jr. is the President of American & Foreign Enterprises, Inc., a private corporation managing U.S. and international investments in industrial and real estate opportunities, for whom he has worked for thirty-six years. Mr. Lynch also serves as a Director of Comtex. Mr. Lynch has been designated as the financial expert serving on the Audit Committee.

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

Executive Officer

         As of June 30, 2004, the only executive officer of the Company who is not also a Director of the Company is S. Amber Gordon, the Corporate Secretary of the Company.

         S. AMBER GORDON (50) was appointed Corporate Secretary and Treasurer of the Company in October 1996. Ms. Gordon also serves as the Corporate Secretary of Comtex, a position she has held since May 1996. Ms. Gordon has been the President of S.A. Gordon Enterprises, Inc., a financial relations and marketing communications firm, since 1985. Ms. Gordon also served in senior management positions, the most recent of which was Executive Vice President of Analex, an information technology company serving the intelligence community, from June 1991 through August 2000.

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

Item 10. Executive Compensation

Summary Compensation Table

         The following table sets forth information concerning all compensation paid or accrued by the Company to its President and Chief Executive Officer, during the fiscal year ended June 30, 2004. Neither Dr. Gilluly nor any other officer of the Company receives compensation in excess of $100,000 per year.


                                                                                        Long-Term
                                          Annual Compensation                      Compensation Awards
Name and                   Fiscal                                         Stock Options            All Other
Principal Position          Year         Salary          Bonus               Granted             Compensation
------------------          ----         ------          -----               -------             ------------
C.W. Gilluly (1)            2004         $15,000           -                    -                   $6,805
Chairman                    2003            -              -                    -                   $6,805
                            2002            -              -                    -                   $6,805

____________________
(1) Dr. Gilluly did not receive any salary from 1992 through fiscal 2003. In 1996, he received a grant of stock options, described below. In fiscal years 2003 and 2002, the only compensation Dr. Gilluly received was $6,805, paid by the Company for premiums on life insurance and disability policies.

Stock Option Grants

         No stock options were granted during the fiscal year ended June 30, 2004. In accordance with the Company's Stock Option Plan, Dr. Gilluly received a grant of 350,000 options in November 1996, at an exercise price of $0.01 per share. He has not received any further grants.

Options Exercised and Year-End Option Values

         The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of June 30, 2004.

                        Fiscal Year-End Option Values (1)

                Shares                                Number of Shares          Value of Unexercised
             Acquired Upon     Value Realized     Underlying Unexercised        In-the-Money Options
              Exercise of       From Exercise    Options at June 30, 2004         at June 30, 2004
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

        The Company pays non-employee members of the Board $625 per board meeting, plus travel expenses incurred in connection with attendance at Board meetings. During fiscal year 2004, each of the Company's non-employee Directors received compensation of $2,500 for services rendered to the Company.

Employment Agreements

        The Company has no employment agreements.

             Compensation Committee Report on Executive Compensation

Compensation for the President and Chief Executive Officer

        The Committee reports that during the fiscal year ended June 30, 2004, Dr. Gilluly received payment of $15,000 as compensation for his services as President and Chief Executive Officer of the Company.

                                        Submitted by the Compensation Committee

                                        Robert F. Delaney
                                        Robert J. Lynch, Jr.
                                        Thomas E. McMahan

Compensation Committee Interlocks and Insider Participation

        None

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth information as of June 30, 2004, regarding the beneficial ownership of the Company's Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of
Section 13(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), of more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see "Executive Compensation") and (iv) all executive officers and Directors of the Company as a group. Unless otherwise indicated, the address of each named beneficial owner is c/o AMASYS Corp., 625 North Washington Street, Suite 301, Alexandria, Virginia 22314. Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.


Name and Address of                                    Amount and Nature of                 Percentage
 Beneficial Owner                                      Beneficial Ownership                of Class (1)
-------------------                                    --------------------                ------------

Pension Benefit Guaranty Corporation                       1,960,000(2)                        47.0%
1200 K Street, N.W.
Washington, D.C. 20005-4026

C.W. Gilluly, Chairman and CEO                               427,048 (3)                       16.7

Robert F. Delaney, Director                                   50,000 (4)                        2.2

Robert J. Lynch, Jr., Director                                56,245 (4)(5)                     2.5

Thomas E. McMahan, Director                                   77,043 (4)                        3.4

Joshua Angel                                                 191,578                            8.7
c/o Angel & Frankel, P.C.
460 Park Avenue, 8th Floor
New York, NY 10022


Robert Frankel                                               128,901                            5.8
c/o Angel & Frankel, P.C.
460 Park Avenue, 8th Floor
New York, NY 10022

S. Amber Gordon                                              300,655 (6)                        12.0

All Directors and Executive Officers as a                    910,991 (7)                        30.3
group (5 persons)

________________________
(1) Each percentage of beneficial ownership is calculated using a different denominator, consisting of the total number of shares outstanding (2,207,350), increased by the number of options owned by the beneficial owner that are exercisable within 60 days. The percentage of beneficial ownership of all Directors and executive officers as a group is based on the sum of the total number of shares outstanding and all outstanding options held by Directors and executive officers that are exercisable within 60 days.
(2) Includes 1,960,000 shares which may be acquired upon the conversion of AMASYS Preferred Shares held by the PBGC.
(3) Includes 350,000 shares which may be acquired upon the exercise of vested options granted under the AMASYS Corporation Stock Option Plan.
(4) Includes 50,000 shares which may be acquired upon the exercise of vested options granted under the AMASYS Corporation Stock Option Plan.
(5)  Includes 245 shares held by Mr. Lynch's wife.
(6) Includes 300,000 shares which may be acquired upon the exercise of vested options granted under the AMASYS Corporation Stock Option Plan.
(7) Includes 800,000 shares which may be acquired upon the exercise of vested options granted under the AMASYS Corporation Stock Option Plan.


Item 12. Certain Relationships and Related Transactions

         Dr. Gilluly serves as Chairman of the Board and Chief Executive Officer of the Company. Dr. Gilluly also serves as Director and interim Chief Executive Officer of Comtex. Mr. Lynch, a Director of the Company, also serves as a Director of Comtex.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

        (a) 1.  Financial Statements

                  Report of Independent Registered Public Accounting
                  Firm (Kaiser Scherer & Schlegel, PLLC)                    F-1

                  Report of Independent Registered Public Accounting
                  Firm (Ernst & Young LLP)                                  F-2

                  Balance Sheet at June 30, 2004                            F-3

                  Statements of Operations for the fiscal
                  years ended June 30, 2004 and 2003                        F-4

                  Statements of Stockholders' Equity  (Deficit)
                  for the fiscal years ended June 30, 2004 and 2003         F-5

                  Statements of Cash Flows for the fiscal
                  years ended June 30, 2004 and 2003                        F-6

                  Notes to Financial Statements                             F-7

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

Item 14.  Principal Accountant Fees and Services

         Our Audit Committee is responsible for appointment of the Company's independent registered public accounting firm. During the year ended June 30, 2004, the Company engaged Kaiser Scherer & Schlegel, PLLC and ceased using Ernst & Young LLP to conduct its annual audit and quarterly reviews of the financial statements and to provide services in connection with the SEC proxy statement filing.

         The following table sets forth aggregate fees billed to the Company by its principal accountants for the fiscal years ended June 30, 2004 and 2003.


                                                                                  Fiscal Years Ended June 30,
                                                                                   2004                  2003

Audit Fees...........................................................      $          106,225    $          101,000
Audit-Related Fees...................................................                       --                     --
Tax Fees.............................................................                       --                     --
                                                                           -------------------    -------------------
All Other Fees.......................................................                       --                     --
                                                                           ===================    ===================

Fees for audit services include fees associated with the annual audit and the reviews of the Company's quarterly reports on Form 10-QSB.

        The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, review services, and other services. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  October 7, 2004


AMASYS CORPORATION


By:      /s/ C.W. Gilluly
     ---------------------------------------
         C.W. Gilluly, Ed.D.
         President and Chief Executive Officer
         (Principal Executive Officer and
         Principal Financial and Accounting Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature                           Title                     Date
---------                           -----                     ----

/s/ C.W. Gilluly                    Chairman                  October 7, 2004
---------------------------
C.W. Gilluly, Ed.D.                 and Director

/s/ Robert F. Delaney               Director                  October 7, 2004
---------------------------
Robert F. Delaney

/s/ Robert J. Lynch, Jr.            Director                  October 7, 2004
---------------------------
Robert J. Lynch, Jr.

/s/ Thomas E. McMahan               Director                  October 7, 2004
---------------------------
Thomas E. McMahan

             Report of Independent Registered Public Accounting Firm


Board of Directors
AMASYS Corporation

We have audited the accompanying balance sheet of AMASYS Corporation as of June 30, 2004 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Comtex News Network, Inc., an investee company of AMASYS Corporation of which AMASYS Corporation owns 16% of the outstanding stock and accounts for the investment under the equity method of accounting (See Note 2). Those statements were audited by other auditors whose report contains a going concern uncertainty due to recurring operating losses for Comtex News Network, Inc. and has been furnished to us, and our opinion, insofar as it relates to the amounts included for Comtex News Network, Inc., is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of AMASYS Corporation at June 30, 2004, and the results of its operations and its cash flows for the year ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.





                                        /s/ Kaiser Scherer & Schlegel, PLLC
McLean, Virginia
October 5, 2004

             Report of Independent Registered Public Accounting Firm


Board of Directors
AMASYS Corporation

We have audited the accompanying statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of AMASYS Corporation and its cash flows for the year ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.




                                           /s/ Ernst & Young LLP

McLean, Virginia
October 24, 2003

                               AMASYS Corporation

                                  Balance Sheet


                                                                                       June 30,
                                                                                       2004
                                                                                -------------------
Assets
Current assets:
    Cash and cash equivalents                                                    $        10,007
    Short-term investment                                                                328,575
                                                                                -------------------
Total current assets                                                                     338,582

Note receivable - related party, net of discount of
     $354,947 at June 30, 2004                                                           426,720
Derivative asset                                                                         128,543
                                                                                -------------------
Total assets                                                                      $      893,845
                                                                                ===================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                        $          8,475
                                                                                -------------------
Total current liabilities                                                                  8,475

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; 196,000 Series A
   shares issued and outstanding; liquidation value $1,960,000                             1,960
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,207,350
   shares issued and outstanding                                                          22,073
Additional paid-in capital                                                               799,443
Accumulated other comprehensive income                                                   235,812
Retained earnings                                                                       (173,918)
                                                                                -------------------
Total stockholders' equity                                                               885,370
                                                                                -------------------

Total liabilities and stockholders' equity                                        $      893,845
                                                                                ===================
See accompanying notes.


                               AMASYS Corporation
                            Statements of Operations

                                                                       Year Ended June 30,
                                                                    2004                  2003
                                                            --------------------- ---------------------

Operating costs and expenses:
  Professional services                                      $          220,992    $        95,949
  General and administrative                                             25,445             28,181
                                                            --------------------- ---------------------
Total operating costs and expenses                                      246,437            124,130


Other income (expense):
  Interest income                                                    177,955               231,544
  Equity in losses of Comtex                                        (216,350)             (217,682)
  Loss on derivative asset                                            (3,895)              (87,151)
  Gain on sale of short-term investment                               69,675                41,275
  Other income                                                           250                    --
Total other (expense) income                                          27,365               (32,014)
                                                            --------------------- ---------------------

Loss before income taxes                                            (218,802)             (156,144)
Provision for income taxes                                                --                     --
                                                            --------------------- ---------------------

Net loss                                                    $       (218,802)     $       (156,144)
                                                            ===================== =====================

Loss per share:
  Basic                                                     $        (0.14)            $    (0.12)
  Diluted                                                   $        (0.14)            $    (0.12)

Weighted average number of shares:
   Basic                                                         2,207,350              2,207,350
   Diluted                                                       2,207,350              2,207,350


See accompanying notes.

                               AMASYS Corporation
                       Statements of Stockholders' Equity
                       Years Ended June 30, 2004 and 2003


                                                                                      Accumulated
                                                                          Additional     Other       (Accumulated         Total
                                     Common Stock        Preferred Stock   Paid-In   Comprehensive      Deficit)       Stockholders'
                                     ------------        ---------------
                                   Shares     Amount     Shares   Amount   Capital      Income     Retained Earnings      Equity
                                   ------     ------     ------   ------   -------      ------     -----------------      ------

Balance, June 30, 2002             2,207,350  $ 22,073   196,000  $ 1,960  $ 785,342  $ 248,492     $  201,028        $  1,258,895
 Increase in equity due to
  capital transactions of Comtex                                                 764                                           764
 Unrealized gain on
  short-term investment                                                                  24,378                             24,378
 Foreign currency translation
  adjustment                                                                                519                                519
 Net loss                                                                                             (156,144)           (156,144)
                                                                                                                      --------------
    Comprehensive loss                                                                                                    (131,247)
                                   -------------------------------------------------------------------------------------------------

Balance, June 30, 2003             2,207,350    22,073   196,000    1,960    786,106    273,389         44,884           1,128,412

 Increase in equity due to
  capital transactions of Comtex                                              13,337                                        13,337
 Unrealized loss on
  short-term investment                                                                 (37,577)                           (37,577)
 Net loss                                                                                             (218,802)           (218,802)
                                                                                                                      --------------
     Comprehensive loss                                                                                                   (256,379)
                                   -------------------------------------------------------------------------------------------------

Balance, June 30, 2004             2,207,350  $ 22,073   196,000  $ 1,960  $ 799,443  $ 235,812     $ (173,918)       $    885,370
                                   =================================================================================================

See accompanying notes.


                               AMASYS Corporation
                            Statements of Cash Flows


                                                                                           Year ended June 30,
                                                                                         2004                2003
                                                                                  ------------------- -------------------

Operating activities
--------------------
Net loss                                                                             $  (218,802)        $  (156,144)
Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization on note receivable discount                                            (92,261)           (143,214)
     Loss on derivative asset                                                              3,895              87,151
     Gain on sale of short-term investment                                               (69,675)            (41,275)
     Equity in losses                                                                    216,350             217,682
     Changes in operating assets and liabilities:
       Accounts payable and accrued expenses                                               4,587             (20,066)
                                                                                  ------------------- -------------------
Net cash used in operating activities                                                   (155,906)            (55,866)

Investing activities
--------------------
  Proceeds from notes receivable                                                              --              58,000
  Proceeds from sale of short-term investment                                             92,246              58,462
  Advances to Comtex                                                                          --             (10,000)
  Repayments from Comtex                                                                      --              10,000
                                                                                  ------------------- -------------------
Net cash provided by investing activities                                                 92,246             116,462

Net (decrease) increase in cash                                                          (63,660)             60,596
Cash at beginning of year                                                                 73,667              13,071
                                                                                  ------------------- -------------------
Cash at end of year                                                                 $     10,007        $     73,667
                                                                                  =================== ===================

See accompanying notes.

                               AMASYS Corporation

                          Notes to Financial Statements

                                  June 30, 2004

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

2.  Summary of Significant Accounting Policies

Cash and Cash Equivalents
-------------------------

The Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

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

Concentrations of Credit Risk
-----------------------------

The Company's financial instruments that are subject to credit risk consist primarily of cash, note receivable-related party, short-term investment and investment in common stock - related party. Cash is maintained with a financial institution, which has high credit standings. The note receivable -related party is secured by a continuing interest in all receivables, purchase orders and all patents and technology now or hereafter held or received by Comtex and is subordinated to both Comtex's note payable to its former landlord and to Comtex's bank financing agreement. The Company considers the fair value of the collateral on the Note when assessing credit risk. Management periodically evaluates the carrying value of its short term investment and investment in common stock - related party for impairment and recognizes an impairment charge when a decline in the market value of its investments below the basis is judged to be other-than-temporary.

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

As discussed in Note 4, the Company has a note receivable-related party from Comtex. In August 2001, the parties amended the note receivable - related party to include a provision that allows the Company to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. In accordance with SFAS 133, the Company has accounted for this conversion option as an embedded derivative. As a result, the conversion option is carried at fair value determined using a Black-Scholes model with changes in the fair value recognized currently in earnings. As of June 30, 2004 the balance of the derivative asset was $128,543 and for the fiscal years ended June 30, 2004 and 2003, the Company recognized other expense of $3,895 and $87,151, respectively, due to the decline in value of this derivative.

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

During the fiscal years ended June 30, 2004 and 2003, the Company reclassified an unrealized gain of $69,675 and $41,275, respectively, on the available-for-sale security included as a separate component of stockholders' equity due to the sale of securities to realized gains.

Investment in Common Stock - Related Party
------------------------------------------

At June 30, 2004 and 2003, the Company had a 16% ownership interest in Comtex. Since the Company has the ability to significantly influence the operations of Comtex, the Company accounts for its investment in Comtex under the equity method of accounting. The Company can significantly influence the operations of Comtex since (i) if the Company converted its note receivable-related party into shares of Comtex, the Company would have a 22% ownership interest in Comtex,
(ii) the Company as well as the Company's Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and the Company's Chairman and CEO have a combined ownership interest in Comtex of 32% and (iv) the Company's Chairman and Chief Executive Officer is concurrently serving as Chairman and interim Chief Executive Officer of Comtex. During the years ended June 30, 2004 and 2003, the Company recognized a loss of $216,350 and $217,682, respectively, for the Company's share of Comtex losses.

As of June 30, 2004, the Company's equity share of Comtex losses has exceeded the Company's basis in the investment in common stock - related party accounted for under equity method accounting. Additional losses in excess of basis are accounted for as an adjustment to the basis of other investments in the investee (note receivable from Comtex) held by the Company in accordance with EITF 98-13 "Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee." Subsequent investee income will be recorded as adjustments to the adjusted basis of the other investments in the reverse order of the application of the investor's share of the investee's losses.

The Company increases (decreases) its equity investment in Comtex and its stockholders' equity as a result of capital transactions by Comtex. For the fiscal year ended June 30, 2004, the Company recognized an increase in stockholders' equity of $13,337 and for the fiscal year ended June 30, 2003, the Company recognized an increase in stockholders' equity of $1,283 related to issuances by Comtex of its common stock or other equity transactions.

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

Stock-Based Compensation
------------------------

SFAS No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At June 30, 2004, the Company has a stock-based compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plan. Due to the fact that options granted in 1996 were immediately exercisable, net income (loss) is the same under SFAS 123 and APB 25 for the fiscal years ended June 30, 2004 and 2003.

SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation-Transition and Disclosure, amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for its employee stock option plans in accordance with APB 25 and related interpretations, which results in no charge to earnings when options are issued at fair market value. The Company has adopted the disclosure rules of SFAS 148 and does not expect that this statement will have a material impact on its financial statements.

Comprehensive Income (Loss)
---------------------------

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from nonowner sources. The Company's comprehensive income (loss) includes unrealized gains on its short-term investment and the Company's portion of Comtex's foreign currency translation adjustment. Accumulated other comprehensive income of $235,812 at June 30, 2004 represents the Company's unrealized gain on its short-term investment.

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

Fair Value of Financial Instruments
-----------------------------------

The Company considers cash, short-term investment, note receivable - related party, investment in common stock - related party, derivative asset and accounts payable to be financial instruments. The carrying amounts reported in the balance sheet for cash, short-term investment and accounts payable and accrued expenses equal or closely approximate their fair value due to the short-term nature of these assets and liabilities. The fair value of the derivative asset was determined using a Black-Scholes option pricing model. It is not practicable to estimate the fair value of the Company's note receivable - related party due to its unique nature. The trading value of the Company's investment in common stock-related party was $430,687 as of June 30, 2004.

3.  Investment in Common Stock - Related Party

At June 30, 2004, the Company had a 16% ownership interest in Comtex. The following information presents condensed balance sheet information as of June 30, 2004 and condensed income statement information for each of the years ended June 30, 2004 and 2003 for Comtex:



                                    June 30,
                                      2004
                                ----------------

Current assets                      $1,306,895
Other assets                         1,364,237
Current liabilities                  1,802,171
Long-term liabilities                1,191,599




                                                            Year Ended June 30,
                                                         2004                2003
                                                  -----------------------------------------

Revenues                                               $ 8,164,756           $9,268,404
Gross profit                                             4,557,015            5,381,236
Net loss                                               (1,212,287)          (1,336,860)


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

In August 2001, the Company and Comtex signed an amendment to the Note Payable to AMASYS, (Second Amendment to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note) (the "Amended Note") extending the term of the Amended Note from July 1, 2002 until July 1, 2008. In addition to the extension of the term, the Amended Note included a provision for the Company to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. The Amended Note is convertible at a price of $1.00 per share, which price increases by $0.10 upon each anniversary of the amendment.

On December 9, 2003, the Company and Comtex executed an amendment to the Amended Note for the purpose of reducing the price at which the Amended Note may be converted into common stock of Comtex. Pursuant to the Third Amendment, the Company agreed to subordinate the Amended Note to both Comtex's note payable to its former landlord and pursuant to Comtex's financing agreement with a third party financial institution. In consideration for these subordination agreements, Comtex agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. At the date of the amendment, the conversion price of the Amended Note was in excess of the stock price. As of June 30, 2004, the Amended Note had a principal balance of $856,954. Interest paid to AMASYS totaled approximately $86,000 and $88,000 for the fiscal years 2004 and 2003, respectively. As of June 30, 2004, the Company recognized losses in excess of basis of the investment in Comtex stock as an adjustment to the basis of the Note of $75,287 (See Note 2).

Since Comtex has been experiencing financial difficulties, the Company evaluated the Note for collectibility. As a result, the Company evaluated whether or not there is an impairment loss by comparing the fair value of the collateral (including cash and security interest in the accounts receivable of Comtex) to the carrying value of the Note of $426,720. Since the fair value of the collateral exceeds the carrying value of the Note, the Company did not record an impairment charge at June 30, 2004.

The Company calculated the fair value of the conversion option to be $701,486 as of the date of the amendment using a Black-Scholes option-pricing model. The $701,486 represents a discount on the Amended Note which the Company is accreting into earnings over the life of the Amended Note under the effective interest method. For the fiscal years ended June 30, 2004 and 2003, the Company recognized interest income of $177,955 and $231,544, respectively, which included $92,261 and $143,214, respectively, related to accretion of the discount. The effective interest rate on the Amended Note was 24%.

5.  Related Party Transactions

The Company leases certain space from Comtex on a month-to-month basis. For the years ended June 30, 2004 and 2003, the Company incurred rent expense of $3,600 and $3,600, respectively, to Comtex which is included in general and administrative expenses in the Company's statements of operations. In addition, certain Comtex employees provide accounting and corporate services to the Company. For the years ended June 30, 2004 and 2003, the Company paid consulting fees of $35,000 and $38,000, respectively, which is included in professional services and general and administrative expenses in the Company's statements of operations.

In February 2003, the Company loaned Comtex $10,000 to assist Comtex in an executive search process. Comtex repaid this loan in June 2003.

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                           Year Ended June 30,
                                                          2004             2003
                                                     --------------- -----------------
Numerator:
         Net (loss) income                            $  (218,802)      $  (156,144)
         Preferred stock dividend                         (98,000)          (98,000)
                                                     --------------- -----------------
         Numerator  for basic  (loss)  earnings per      (316,802)         (254,144)
           share
         Effect of dilutive securities                     98,000
                                                     --------------- -----------------
         Numerator for diluted (loss)  earnings per   $  (218,802)      $  (254,144)
           share                                     =============== =================

Denominator:
         Denominator  for basic (loss) earnings per
           share -
         weighted average shares                        2,207,350         2,207,350
Effect of dilutive securities:
         Convertible preferred stock                           --
                                                     --------------- -----------------
         Denominator for diluted (loss) earnings         2,207,350        2,207,350
           per share                                 =============== =================

Basic (loss) earnings per share                          $   (0.14)       $   (0.12)
                                                     =============== =================
Diluted (loss) earnings per share                        $   (0.14)       $   (0.12)
                                                     =============== =================

For the years ended June 30, 2004 and 2003, the shares issuable upon the exercise of stock options and the conversion of the Series A Preferred Stock have been excluded from the computation since their effect was not dilutive.

7.  Income Taxes

The following table reconciles the Company's statutory tax rate to the effective tax rate:


                                                             Year ended June 30,
                                                          2004                2003
                                                    ------------------ --------------------

Tax benefit at statutory rate                                34.0%                34.0%
Reconciling items:
    Permanent items                                           0.0%                 0.0%
    State income taxes                                        4.8%                 5.5%
    Change in valuation allowance                           (38.8%)              (39.5%)
                                                    ------------------ --------------------

Effective tax rate                                            0.0%                 0.0%
                                                    ================== ====================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets as of June 30, 2004 are as follows:


                                                                  June 30,
                                                                    2004
                                                            ---------------------

Deferred tax assets:
Net operating losses carryforwards                          $      7,360,994
Discount on note receivable- related party                           147,108
Equity method reporting                                               52,221
                                                            ---------------------
  Total deferred tax assets                                        7,560,323

Deferred tax liabilities:
Derivative asset                                                     (49,875)
                                                            ---------------------
  Total deferred tax liabilities                                     (49,875)
                                                            ---------------------

Net deferred tax asset                                             7,510,448
Valuation allowance                                               (7,510,448)
                                                            ---------------------
Deferred tax asset, net                                     $             --
                                                            =====================


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2004. The net change in the valuation allowance during the fiscal year ended June 30, 2004 was a decrease of $77,169.

As of June 30, 2004 the Company had net operating loss carryforwards for federal income tax purposes of approximately $19.0 million that will begin to expire in 2005. Utilization of these net operating losses may be subject to limitations under IRC Section 382, in the event of significant changes in stock ownership of the Company.

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

At June 30, 2004, the aggregate cumulative preferred dividends were $784,000.

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

At June 30, 2004 and 2003, 900,000 stock options were outstanding and exercisable, respectively. During the fiscal year ended June 30, 2003, 50,000 stock options were forfeited. The exercise price of all options is $0.01 per share. The weighted average remaining contractual life of options outstanding at June 30, 2004 and 2003 is 2.3 years and 3.3 years, respectively.

9. Selected Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended June 30, 2004 and 2003.


                                                                           Quarter Ended
                                         ----------------------------------------------------------------------------------
                                               September 30,          December 31,          March 31,            June 30,
                                                   2003                   2003                2004                 2004
                                         ----------------------------------------------------------------------------------

Operating costs and expenses              $      (102,396)       $      (90,893)       $      (27,147)       $      (26,002)
Other (expense) income                             (6,522)              (23,311)                 (414)               57,883
Net (loss) income                                (108,918)             (114,204)              (27,561)               31,881

Net (loss) income per share:
   Basic                                  $         (0.06)       $        (0.06)       $        (0.02)       $        0.003
   Diluted                                $         (0.06)       $        (0.06)       $        (0.02)       $        0.01
Weighted average number of shares:
   Basic                                        2,207,350             2,207,350             2,207,350             2,207,350
   Diluted                                      2,207,350             2,207,350             2,207,350             4,167,350



                                                                           Quarter Ended
                                         ----------------------------------------------------------------------------------
                                               September 30,          December 31,          March 31,            June 30,
                                                   2003                   2003                2004                 2004
                                         ----------------------------------------------------------------------------------

Operating costs and expenses              $       (50,793)       $      (29,856)       $      (32,324)       $      (11,157)
Other income (expense)                            (53,814)               62,439                64,419               (105,058)
Net income (loss)                                (104,607)               32,583                32,095               (116,215)

Net income (loss) per share:
   Basic                                  $         (0.06)       $        0.004        $        0.003        $         (0.06)
   Diluted                                $         (0.06)       $         0.01        $        0.01         $         (0.06)
Weighted average number of shares:
   Basic                                        2,207,350             2,207,350             2,207,350              2,207,350
   Diluted                                      2,207,350             4,167,350             4,167,350              2,207,350
