Form 10QSB
period 2004-09-30
AMASYS CORP
filed 2004-11-15
CIK 1023198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB
(Mark One)

X        Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 For the quarter ended September 30, 2004; or

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

     _____________________________________________________________________
                                 Former address:
                          4900 Seminary Road, Suite 800
                           Alexandria, Virginia 22311

The Company knows of no trading in its Common Stock since its inception. As of September 30, 2004, there were 1,775,880 shares of stock held by non-affiliates.

Transitional Small Business Disclosure Format (check one):
Yes    X      No
     -----        -----

                               AMASYS CORPORATION.
                                TABLE OF CONTENTS


                                                                     Page No

Part I   Financial Information:

Item 1.  Financial Statements                                           1

         Balance Sheet                                                  1
          as of September 30, 2004 (unaudited)

         Statements of Operations                                       2
          for the Three Months Ended
          September 30, 2004 and 2003 (unaudited)

         Statements of Cash Flows                                       3
          for the Three Months Ended
          September 30, 2004 and 2003 (unaudited)

         Notes to Financial Statements                                  4


Item 2.  Management's Discussion and Analysis                           6
         or Plan of Operations

Item 3.  Controls and Procedures                                       11

Part II  Other Information:

Item 1.  Legal Proceedings                                             11
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   11
Item 3.  Defaults Upon Senior Securities                               11
Item 4.  Submission of Matters to a Vote of Security Holders           12
Item 5.  Other Information                                             12
Item 6.  Exhibits and Reports on Form 8-K                              12


SIGNATURES                                                             13

Certifications of Chief Executive Officer and Chief Financial Officer

                                     PART I

Item 1.           Financial Statements

                               AMASYS Corporation
                                  Balance Sheet
                                   (Unaudited)

                                                                September 30, 2004
                                                              ------------------------
Assets
Current assets:
  Cash                                                        $               18,469
  Short-term investment                                                      293,336
                                                              ------------------------
Total current assets                                                         311,805

Note receivable-related party, net of discount of
   $331,882                                                                  470,795
Derivative asset                                                              42,848
                                                              ------------------------
Total assets                                                  $              825,448
                                                              ========================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                       $               59,857
                                                              ------------------------
Total current liabilities                                                     59,857

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized; 196,000 shares issued and outstanding                           1,960
Common stock, $0.01 par value; 20,000,000 shares
   authorized; 2,207,350 shares issued and outstanding                        22,073
Additional paid-in capital                                                   799,290
Accumulated other comprehensive income                                       200,573
Retained deficit                                                            (258,305)
                                                              ----------------------
Total stockholders' equity                                                   765,591

                                                              ----------------------
Total liabilities and stockholders' equity                    $              825,448
                                                              ======================

See accompanying notes.

                               AMASYS Corporation
                             Statement of Operations
                                   (Unaudited)

                                                              Three Months Ended September 30,
                                                      --------------------------------------------------
                                                               2004                      2003
                                                      --------------------------------------------------


Operating costs and expenses:
   Professional services                              $              61,203    $              98,716
   General and administrative                                         3,141                    3,680
                                                      ------------------------ -------------------------
Total operating costs and expenses                                   64,344                  102,396

Other income (expense):
   Interest income                                                   44,489                   44,489
   Equity in income (losses) of Comtex                               21,163                  (39,974)
   Loss on derivative asset                                         (85,695)                 (11,037)
                                                      ------------------------ -------------------------
Total other expense                                                 (20,043)                  (6,522)

Loss before income taxes                                            (84,387)                (108,918)

Provision for income taxes                                               --                       --
                                                      ------------------------ -------------------------

Net loss                                              $             (84,387)   $            (108,918)
                                                      ======================== =========================

Loss per share:
   Basic                                              $               (0.05)   $               (0.06)
                                                      ======================== =========================
   Diluted                                            $               (0.05)   $               (0.06)
                                                      ======================== =========================

Weighted average number of shares
   Basic                                                          2,207,350                2,207,350
                                                      ======================== =========================
   Diluted                                                        2,207,350                2,207,350
                                                      ======================== =========================

See accompanying notes.

                               AMASYS Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                                   Three Months Ended
                                                                     September 30,
                                                         ---------------------------------------
                                                                2004                2003
                                                         ------------------- -------------------

Operating activities:
   Net loss                                              $       (84,387)    $      (108,918)
   Adjustments to reconcile to net loss to net cash
     provided by operating activities:
     Amortization on note receivable discount                    (23,065)            (23,066)
     Loss on derivative asset                                     85,695              11,037
     Equity in (earnings) losses of Comtex                       (21,163)             39,974
   Changes in operating assets and liabilities:
     Accounts payable and accrued expenses                        51,382              90,171
                                                         ------------------- -------------------
     Net cash provided by operating activities                     8,462               9,198

Net increase in cash                                               8,462               9,198
Cash at beginning of period                                       10,007              73,667
                                                         ------------------- -------------------
Cash at end of period                                    $        18,469     $        82,865
                                                         =================== ===================

See accompanying notes.

                               Amasys Corporation
                    Notes to Financial Statements (Unaudited)
                               September 30, 2004

1.       Basis of Presentation

The accompanying interim financial statements of AMASYS Corporation (the "Company" or "AMASYS") are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 filed with the Securities and Exchange Commission on October 17, 2004.

2.       Stock Based Compensation

SFAS No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At September 30, 2004, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plan. Due to the fact that options granted in 1996 were immediately exercisable, net income (loss) is the same under SFAS 123 and APB 25 for the three months ended September 30, 2004 and 2003.

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

                               Amasys Corporation
                    Notes to Financial Statements (Unaudited)
                               September 30, 2004

3.       Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                           Three Months Ended September 30,
                                                                             ---------------------------
                                                                                 2004           2003
                                                                             ---------------------------
Numerator:
   Net loss                                                                  $   (84,387)   $  (108,918)
   Preferred stock dividend                                                      (24,500)       (24,500)
                                                                             -----------    -----------
   Numerator for basic and diluted earnings per share                           (108,887)      (133,418)
                                                                             ===========    ===========

Denominator:
   Denominator for basic earnings per share - weighted average
     shares                                                                    2,207,350      2,207,350
                                                                             ===========    ===========

Effect of dilutive securities:
   Convertible preferred stock                                                      --             --
                                                                             -----------    -----------
   Denominator for diluted earnings per share                                  2,207,350      2,207,350
                                                                             ===========    ===========

Basic loss per share                                                         $     (0.05)   $     (0.06)
Diluted loss per share                                                       $     (0.05)   $     (0.06)

For the three months ended September 30, 2004 and 2003, the shares issuable upon the exercise of stock options and the conversion of the Series A Preferred Stock have been excluded from the computation since their effect was not dilutive.

4.       Investment in Common Stock - Related Party


At September 30, 2004, the Company had a 16% ownership interest in Comtex. Since the Company has the ability to significantly influence the operations of Comtex, the Company accounts for its investment in Comtex under the equity method of accounting. The Company can significantly influence the operations of Comtex since (i) if the Company converted its note receivable from Comtex into shares of Comtex, the Company would have a 22% ownership interest in Comtex, (ii) the Company as well as the Company's Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and the Company's Chairman and CEO have a combined ownership interest in Comtex of 32%, and (iv) the Company's Chairman is the Chairman and interim Chief Executive Officer of Comtex. The following information presents condensed income statement information of Comtex for the three months ended September 30, 2004 and 2003:


                                      September 30, 2004
                                     ----------------------

Current assets                       $         1,472,420
Other assets                                   1,198,921
Current liabilities                            1,760,010
Long-term liabilities                          1,137,691

                               Amasys Corporation
                    Notes to Financial Statements (Unaudited)
                               September 30, 2004

                                                        Three Months Ended September 30,
                                                  ----------------------------------------------
                                                          2004                    2003
                                                  ---------------------- -----------------------

Revenues                                          $         1,987,349    $         2,172,921
Gross profit                                                1,007,567              1,240,664
Net loss                                                       96,278               (252,137)


5.          Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from nonowner sources. The Company's comprehensive income (loss) includes unrealized gains (losses) on its short-term investment. Unrealized gains (losses) consisted of the following:


                                                        Three months ended September 30,
<
                                                  ----------------------------------------------
                                                          2004                   2003
                                                  ---------------------- -----------------------

Net loss                                          $           (84,387)   $          (108,918)
Unrealized (loss) gain on short-term investment               (35,239)                51,336
                                                  ---------------------- -----------------------
                                                  $          (119,626)   $           (57,582)
                                                  ==============================================

Item 2.           Management's Discussion and Analysis or Plan of Operation

Company History
---------------
         AMASYS Corporation ("AMASYS" or the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996. As a result of a series of transactions during the 1980's, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex"), formerly known as Hadron, Inc. As of September 30, 2004 AMASYS had a 16% interest in Comtex and less than a 1% equity interest in Analex. The Company's business is the maintenance of its equity interest in and note receivable from Comtex and equity interest in Analex.

         On July 2, 2001, the Company filed the following reports with the Securities and Exchange Commission (the "SEC"): Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. Prior to these filings, the Company had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the Quarter ended December 31, 1996 because of the difficulty associated with the preparation of the Company's initial financial statements as successor to Infotech. The Annual Report on Form 10-KSB for the year ended June 30, 2003 was timely filed. In addition, all Quarterly Reports on Form 10-QSB were filed for fiscal 2004. The Annual Report on Form 10-KSB for the year ended June 30, 2004 was filed on October 17, 2004.

Overview
--------

         AMASYS is the successor to Infotech, pursuant to Infotech's bankruptcy proceeding. AMASYS' primary assets are its equity interest in and note receivable from Comtex and equity interest in Analex. AMASYS owns 16% of the outstanding equity of Comtex, while the remainder is publicly owned. Comtex is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. In addition to its 16% equity ownership of Comtex, the Company also holds a note receivable in the amount of $856,954 from Comtex (the "Note"). The value of the Note, net of a $331,882 discount is $470,795 at September 30, 2004. As of September 30, 2004, the Company has recognized losses in excess of basis of the investment in common stock of Comtex, as an adjustment to the basis of the Note, of $54,277. The Company also owns 95,239 shares of common stock of publicly-held Analex, a defense contractor specializing in developing innovative technical intelligence and biodefense solutions in support of U.S. national security. As of September 30, 2004, Analex had 15,292,512 shares of common stock outstanding. The Company believes that, by virtue of an exemption to the Investment Company Act of 1940 ("1940 Act"), the Company should not be deemed to be an "investment company" and, accordingly, should not be required to register as such. The rules and interpretations of the SEC and the courts relating to the 1940 Act and to its exemptions are highly complex and uncertain in numerous aspects. As a result, no assurance can be given that the Company will not be deemed an "investment company" for purposes of the 1940 Act and be required to register as an investment company, in which case the Company could be subject to legal actions by regulatory authorities and others and could be forced to suspend or terminate operations. The costs of defending any such action could constitute a material part of the Company's assets.

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


         We have a Note from Comtex. In August 2001, the Note was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. In accordance with SFAS 133, we have accounted for this conversion option as an embedded derivative. As a result, the conversion option is being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings. As of September 30, 2004 the balance of the derivative asset was $42,848 and for the quarters ended September 30, 2004 and 2003, we recognized other expense of $85,695 and $11,037, respectively, for losses on the fair value of the conversion feature.


Investment in Comtex
--------------------

         At September 30, 2004 and 2003, we had a 16% ownership interest in Comtex. Since we have the ability to significantly influence the operations of Comtex, we account for our investment in Comtex under the equity method of accounting. We can significantly influence the operations of Comtex since (i) if we converted our Note into shares of Comtex, we would have a 22% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and our Chairman and CEO have a combined ownership interest in Comtex of 32%, (iv) our Chairman is the Chairman and interim Chief Executive Officer of Comtex. During the quarter ended September 30, 2004, we recognized income of $21,163 for our share of Comtex earnings and for the quarter ended September 30, 2003, we recognized losses of $39,974 for our share of Comtex losses.

         The basis of our investment in Comtex has been reduced to $0 as of December 31, 2003, through the recognition of the Company's share of Comtex's losses. Losses in excess of the investment basis adjust the basis of the Note, in accordance with EITF 98-13, According by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee. As of September 30, 2004, the Company has recognized losses in excess of basis as an adjustment to the basis of the Note of $54,277.

Note Receivable from Comtex
---------------------------

         Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), suggests that when certain indicators are present, a loan should be evaluated for collectibility. Since Comtex has been experiencing financial difficulties, we evaluated the Note for collectibility. As a result, we evaluated whether or not there is an impairment loss by comparing the fair value of the collateral (security interest in the accounts receivable of Comtex) to the carrying value of the Note of $470,795. Since the fair value of the collateral exceeds the carrying value of the Note, we did not record an impairment charge at September 30, 2004.

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

Results of Operations
---------------------

Comparison of the three months ended September 30, 2004 to the three months
---------------------------------------------------------------------------
ended September 30, 2003
------------------------

         The Company had a net loss of $84,387 during the three months ended September 30, 2004 compared to a net loss of $108,918 during the three months ended September 30, 2003. The decrease in the net loss is explained below.


         Operating costs and expenses. Operating costs and expenses decreased $38,052 to $64,344 during the three months ended September 30, 2004 from $102,396 for the prior fiscal year quarter due to a decrease in professional services expenses.

         Other income (expense): Other expense increased $13,521 from other expense of $6,522 during the three months ended September 30, 2003 to other expense of $20,043 during the three months ended September 30, 2004. The increase in other expense is comprised of an increase in the loss on the derivative asset of $74,658 offset partially by an increase in the equity in earnings of Comtex of $61,137.


Liquidity and Capital Resources
-------------------------------

         The Company had net working capital of $251,948 at September 30, 2004. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligations through payments of interest from the Note and from the sales of equity interests in Analex.

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

Item 3.           Controls and Procedures

         Under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 (e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         Prior to and during this evaluation, certain deficiencies in internal controls were noted. The Company initiated corrective measures, including researching accounting matters which resulted in the restatement described in the Form 10-KSB, and increasing utilization of the Company's outside bookkeeper to assist in recording, processing and summarizing financial data on a timely basis. Subsequent to the date of the evaluation including the quarter ended September 30, 2004, there were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies.

                                         PART II
                                   OTHER INFORMATION

Item 1.           Legal Proceedings

         AMASYS has no outstanding, material legal proceedings.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

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

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  November 15, 2004


AMASYS CORPORATION


By:      /s/ C.W. Gilluly, Ed.D.
     ------------------------------------------------
         C.W. Gilluly, Ed.D.
         President and Chief Executive Officer
         (Principal Executive Officer and
         Principal Financial and Accounting Officer)