Form 10QSB
period 2004-12-31
AMASYS CORP
filed 2005-02-14
CIK 1023198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB
(Mark One)

 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the quarter ended December 31, 2004; or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

Commission file number  0-21555
                        -------

                               AMASYS CORPORATION
                               ------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                              54-1812385
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

         625 N. Washington Street, Suite 301, Alexandria, Virginia 22314
         ---------------------------------------------------------------
                     (Address of principal executive office)

      -------------------------------------------------------------------

                                 Former address:
                          4900 Seminary Road, Suite 800
                           Alexandria, Virginia 22311

The Company knows of no trading in its Common Stock since its inception. As of December 31, 2004, there were 1,775,880 shares of stock held by non-affiliates.

Transitional Small Business Disclosure Format (check one):
Yes    X      No
     -----        -----

                               AMASYS CORPORATION.
                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
Part I   Financial Information:

Item 1.  Financial Statements                                              1

         Balance Sheet                                                     1
          as of December 31, 2004 (unaudited)

         Statements of Operations                                          2
          for the Three and Six Months Ended
          December 31, 2004 and 2003 (unaudited)

         Statements of Cash Flows                                          3
          for the Six Months Ended
          December 31, 2004 and 2003 (unaudited)

         Notes to Financial Statements                                     4


Item 2.  Management's Discussion and Analysis                              7
         or Plan of Operations

Item 3.  Controls and Procedures                                           12

Part II  Other Information:

Item 1.  Legal Proceedings                                                 12
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       12
Item 3.  Defaults Upon Senior Securities                                   12
Item 4.  Submission of Matters to a Vote of Security Holders               13
Item 5.  Other Information                                                 13
Item 6.  Exhibits and Reports on Form 8-K                                  13


SIGNATURES                                                                 14

Certifications of Chief Executive Officer and Chief Financial Officer

                                     PART I

Item 1.           Financial Statements

                               AMASYS Corporation
                                  Balance Sheet
                                   (Unaudited)


                                                                December 31, 2004
                                                             -----------------------
Assets
Current assets:
   Cash and cash equivalents                                 $                1,212
   Short-term investment                                                    361,852
                                                             ------------------------
Total current assets                                                        363,064
Note receivable-related party, net of discount of $308,817                  519,962
Derivative asset                                                             50,409
                                                             ------------------------

Total assets                                                 $              933,435
                                                             ========================

Liabilities and stockholder's equity
Current liabilities:
   Accounts payable and accrued expenses                     $               22,010
                                                             ------------------------
Total current liabilities                                                    22,010

Stockholder's equity:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized; 196,000 shares issued and outstanding                          1,960
Common stock, $0.01 par value; 20,000,000 shares
   authorized; 2,207,350 shares issued and outstanding                       22,073
Additional paid-in capital                                                  799,185
Accumulated other comprehensive income                                      280,495
Retained deficit                                                           (192,288)
                                                             ------------------------
Total stockholder's equity                                                  911,425
                                                             ------------------------

Total liabilities and stockholder's equity                   $              933,435
                                                             ========================


See accompanying notes.

                               AMASYS Corporation
                            Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended                  Six Months Ended
                                                            December 31,                       December 31,
                                                 ---------------------------------------------------------------------
                                                       2004              2003             2004              2003
                                                 ---------------------------------------------------------------------

Operating costs and expenses:
   Professional services                         $       37,485    $       76,845   $       98,688    $      175,561
   General and administrative                            10,001            14,048           13,141            17,728
                                                 ---------------------------------------------------------------------
Total operating costs and expenses                       47,486            90,893          111,829           193,289

Other income (expense):
   Gain on sale of short-term investment                 35,245            34,850           35,245            34,850
   Interest income                                       44,489            44,489           88,978            88,978
   Equity in earnings (losses) of Comtex                 26,207          (164,065)          47,370          (204,039)
   Gain (loss) on derivative asset                        7,561            61,415          (78,134)           50,378
                                                 ---------------------------------------------------------------------
Total other income (expense)                            113,502           (23,311)          93,459           (29,833)

Income (loss) before income taxes                        66,016          (114,204)         (18,370)         (223,122)

Provision for income taxes                                   --                --               --                --
                                                 ---------------------------------------------------------------------

Net income (loss)                                $       66,016    $     (114,204)  $      (18,370)   $     (223,122)
                                                 ---------------------------------------------------------------------

Earnings (loss) per share:
   Basic                                         $        0.019    $        (0.06)  $        (0.03)   $        (0.12)
                                                 =====================================================================
   Diluted                                                0.016             (0.06)           (0.03)            (0.12)
                                                 =====================================================================

Weighted average number of shares:
   Basic                                              2,207,350         2,207,350        2,207,350         2,207,350
                                                 =====================================================================
   Diluted                                            4,167,350         2,207,350        2,207,350         2,207,350
                                                 =====================================================================


See accompanying notes.

                               AMASYS Corporation
                            Statements of Cash Flows
                                   (Unaudited)


                                                               Six Months Ended December 31,
                                                           -------------------------------------
                                                                 2004               2003
                                                           -------------------------------------

Operating activities:
Net loss                                                  $       (18,370)   $      (223,122)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Amortization on note receivable discount                        (46,130)           (46,131)
   Loss (gain) on derivative asset                                  78,134            (50,378)
   Gain on sale of short-term investment                           (35,245)           (34,850)
   Equity in  (earnings) losses                                    (47,370)           204,039
Changes in operating assets and liabilities
   Interest receivable                                                  --            (21,424)
   Accounts payable and accrued expenses                            13,535             55,911
                                                           -------------------------------------
Net cash used in operating activities                              (55,446)          (115,955)

Investing activities:
   Proceeds from sale of short-term investment                      46,651             44,319
                                                           -------------------------------------
Net cash provided by investing activities                           46,651             44,319

Net decrease in cash                                                (8,795)           (71,636)
Cash at beginning of period                                         10,007             73,667
                                                           -------------------------------------
Cash at end of period                                      $         1,212    $         2,031
                                                           =====================================


See accompanying notes.

                               Amasys Corporation
                    Notes to Financial Statements (Unaudited)
                                December 31, 2004

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


2.      Stock Based Compensation

SFAS No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2004, the Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plan. Due to the fact that options granted in 1996 were immediately exercisable, net income (loss) is the same under SFAS 123 and APB 25 for the six months ended December 31, 2004 and 2003.

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

3.      Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:



                                                       Three Months Ended                  Six Months Ended
                                                          December 31,                       December 31,
                                               ---------------------------------------------------------------------
                                                     2004              2003             2004              2003
                                               ---------------------------------------------------------------------
Numerator:
----------
   Net income (loss)                           $       66,016    $     (114,204)  $      (18,370)   $     (223,122)
   Preferred stock dividends                          (24,500)          (24,500)         (49,000)          (49,000)
                                               ---------------------------------------------------------------------
   Numerator for basic earnings per share              41,516          (138,704)         (67,370)         (272,122)
   Effect of dilutive securities                       24,500            24,500           49,000            49,000
                                               ---------------------------------------------------------------------
   Numerator for dilutive earnings per share   $       66,016    $     (114,204)  $      (18,370)   $     (223,122)
                                               =====================================================================

Denominator:
------------
   Denominator for basic earnings per
    share-weighted average shares              $    2,207,350    $    2,207,350   $    2,207,350         2,207,350
Effect of dilutive securities:
   Convertible preferred stock                      1,960,000                --               --                --
                                               ---------------------------------------------------------------------
   Denominator for diluted earnings per share  $    4,167,350    $    2,207,350   $    2,207,350    $    2,207,350
                                               =====================================================================

Basic earnings (loss) per share                $        0.019    $        (0.06)  $        (0.03)   $        (0.12)
                                               =====================================================================
Diluted earnings (loss) per share              $        0.016    $        (0.06)  $        (0.03)   $        (0.12)
                                               =====================================================================

For the three months ended December 31, 2003, and the six months ended December 31, 2004 and 2003, the shares issuable upon the exercise of stock options and the conversion of the Series A Preferred Stock have been excluded from the computation since their effect was not dilutive.


4.      Investment in Common Stock - Related Party

At December 31, 2004, the Company had a 16% ownership interest in Comtex. Since the Company has the ability to significantly influence the operations of Comtex, the Company accounts for its investment in Comtex under the equity method of accounting. The Company can significantly influence the operations of Comtex since (i) if the Company converted its note receivable from Comtex into shares of Comtex, the Company would have a 22% ownership interest in Comtex, (ii) the Company as well as the Company's Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and the Company's Chairman and CEO have a combined ownership interest in Comtex of 32%, and (iv) the Company's Chairman is the Chairman and interim Chief Executive Officer of Comtex. The following information presents condensed balance sheet information of Comtex as of December 31, 2004 and income statement information of Comtex for the three months and six months ended December 31, 2004 and 2003:


                                                   December 31,
                                                       2004
                                                 ----------------
Current assets                                   $    1,501,171
Other assets                                          1,041,368
Current liabilities                                   1,526,572
Long-term liabilities                                 1,122,640



                                                         Three Months Ended                  Six Months Ended
                                                            December 31,                       December 31,
                                                 ----------------------------------------------------------------------
                                                       2004              2003             2004              2003
                                                 ----------------------------------------------------------------------
Revenues                                         $    2,085,578    $    2,014,019    $    4,072,927   $    4,186,940
Gross Profit                                          1,118,562         1,099,495         2,126,129        2,340,159
Net income (loss)                                       119,447        (1,035,238)          215,725       (1,287,375)


5.      Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from nonowner sources. The Company's comprehensive income (loss) includes unrealized gains (losses) on its short-term investment. Unrealized gains (losses) consisted of the following:


                                                         Three Months Ended                  Six Months Ended
                                                            December 31,                       December 31,
                                                 ----------------------------------------------------------------------
                                                       2004              2003             2004              2003
                                                 ----------------------------------------------------------------------
Net income  (loss)                               $       66,016    $     (114,204)   $      (18,370)  $     (223,122)
Unrealized gain (loss) on short-term investment          79,922           (28,220)           44,683           23,116
                                                 ----------------------------------------------------------------------
Comprehensive income (loss)                      $      145,938    $     (142,424)   $       26,313   $     (200,006)
                                                 ======================================================================

Item 2.      Management's Discussion and Analysis or Plan of Operation

Company History
---------------

         AMASYS Corporation ("AMASYS" or the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996. As a result of a series of transactions during the 1980's, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex"), formerly known as Hadron, Inc. As of December 31, 2004 AMASYS had a 16% interest in Comtex and less than a 1% equity interest in Analex. The Company's business is the maintenance of its equity interest in and note receivable from Comtex and equity interest in Analex.

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

Overview
--------

         AMASYS is the successor to Infotech, pursuant to Infotech's bankruptcy proceeding. AMASYS' primary assets are its equity interest in and note receivable from Comtex and equity interest in Analex. AMASYS owns 16% of the outstanding equity of Comtex, while the remainder is publicly owned. Comtex is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. In addition to its 16% equity ownership of Comtex, the Company also holds a note receivable in the amount of $856,954 from Comtex (the "Note"). The value of the Note, net of a $308,817 discount is $519,962 at December 31, 2004. As of December 31, 2004, the Company has recognized losses in excess of basis of the investment in common stock of Comtex, as an adjustment to the basis of the Note, of $28,175. The Company also owns 82,239 shares of common stock of publicly-held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security. As of December 31, 2004, Analex had 15,421,619 shares of common stock outstanding. The Company believes that, by virtue of an exemption to the Investment Company Act of 1940 ("1940 Act"), the Company should not be deemed to be an "investment company" and, accordingly, should not be required to register as such. The rules and interpretations of the SEC and the courts relating to the 1940 Act and to its exemptions are highly complex and uncertain in numerous aspects. As a result, no assurance can be given that the Company will not be deemed an "investment company" for purposes of the 1940 Act and be required to register as an investment company, in which case the Company could be subject to legal actions by regulatory authorities and others and could be forced to suspend or terminate operations. The costs of defending any such action could constitute a material part of the Company's assets.

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

Analex Corporation
------------------

         The Company owns 82,239 shares of the common stock of Analex (SEC File No. 0-5404), which trades on the American Stock Exchange under the symbol NLX. Analex specializes in systems engineering and developing intelligence solutions in support of national security. Analex focuses on designing, developing and testing aerospace products and systems; developing innovative technical solutions for the intelligence community; and analyzing and supporting defense systems.

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

         We have a Note from Comtex. In August 2001, the Note was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. In accordance with SFAS 133, we have accounted for this conversion option as an embedded derivative. As a result, the conversion option is being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings. As of December 31, 2004 the balance of the derivative asset was $50,409 and for the quarters ended December 31, 2004 and 2003, we recognized other income of $7,561 and $61,415, respectively, for gains in the fair value of the conversion feature.

Investment in Comtex
--------------------

         At December 31, 2004 and 2003, we had a 16% ownership interest in Comtex. Since we have the ability to significantly influence the operations of Comtex, we account for our investment in Comtex under the equity method of accounting. We can significantly influence the operations of Comtex since (i) if we converted our Note into shares of Comtex, we would have a 22% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and our Chairman and CEO have a combined ownership interest in Comtex of 32%, (iv) our Chairman is the Chairman and interim Chief Executive Officer of Comtex. During the quarter ended December 31, 2004, we recognized income of $26,207 for our share of Comtex earnings and for the quarter ended December 31, 2003, we recognized losses of $164,065 for our share of Comtex losses.

         The basis of our investment in Comtex has been reduced to $0 as of December 31, 2003, through the recognition of the Company's share of Comtex's losses. Losses in excess of the investment basis adjust the basis of the Note, in accordance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee. As of December 31, 2004, the Company has recognized losses in excess of basis as an adjustment to the basis of the Note of $28,175.

Note Receivable from Comtex
---------------------------

         Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), suggests that when certain indicators are present, a loan should be evaluated for collectibility. Since Comtex has been experiencing financial difficulties in the past year, we evaluated the Note for collectibility. As a result, we evaluated whether or not there is an impairment loss by comparing the fair value of the collateral (security interest in the accounts receivable of Comtex) to the carrying value of the Note of $519,962. Since the fair value of the collateral exceeds the carrying value of the Note, we did not record an impairment charge at December 31, 2004.

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

Results of Operations
---------------------

Comparison of the three months ended December 31, 2004 to the three months ended
--------------------------------------------------------------------------------
December 31, 2003
-----------------

         The Company had net income of $66,016 during the three months ended December 31, 2004 compared to a net loss of $114,204 during the three months ended December 31, 2003. The decrease in the net loss is explained below.

         Operating costs and expenses. Operating costs and expenses decreased $43,407 to $47,486 during the three months ended December 31, 2004 from $90,893 for the prior fiscal year quarter due primarily to a decrease in professional services expenses.

         Other income (expense): Other income increased $136,813 from other expense of $23,311 during the three months ended December 31, 2003 to other income of $113,502 during the three months ended December 31, 2004. The increase in other income is comprised primarily of an increase in the equity in earnings of Comtex of $190,272, offset partially by a decrease in the gain on derivative asset.

Comparison  of the six months  ended  December  31, 2004 to the six months ended
--------------------------------------------------------------------------------
December 31, 2003
-----------------

         The Company had a net loss of $18,370 during the six months ended December 31, 2004 compared to a net loss of $223,122 during the six months ended December 31, 2003. The decrease in the net loss is explained below.

         Operating costs and expenses. Operating costs and expenses decreased $81,460 to $111,829 during the six months ended December 31, 2004 from $193,289 for the prior fiscal year quarter due primarily to a decrease in professional services expenses.

         Other income (expense): Other income increased $123,292 from other expense of $29,833 during the six months ended December 31, 2003 to other income of $93,459 during the six months ended December 31, 2004. The increase in other income is comprised primarily of an increase in the equity in earnings of Comtex of $251,409, offset in part by a $128,512 decrease in the gain on derivative asset.

Liquidity and Capital Resources
-------------------------------

         The Company had net working capital of $341,054 at December 31, 2004. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligations through payments of interest from the Note and from the sales of equity interests in Analex.

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

         Prior to and during this evaluation, certain deficiencies in internal controls were noted. The Company initiated corrective measures, including researching accounting matters which resulted in the restatement described in the Form 10-KSB, and increasing utilization of the Company's outside bookkeeper to assist in recording, processing and summarizing financial data on a timely basis. Subsequent to the date of the evaluation including the quarter ended December 31, 2004, there were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies.

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

Date:  February 14, 2005


AMASYS CORPORATION


By:      /s/ C.W. Gilluly, Ed.D.
     ------------------------------------------------
         C.W. Gilluly, Ed.D.
         President and Chief Executive Officer
         (Principal Executive Officer and
         Principal Financial and Accounting Officer)