Form 10QSB
period 2005-03-31
AMASYS CORP
filed 2005-05-16
CIK 1023198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB
(Mark One)

 X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
---
         For the quarter ended March 31, 2005; or

___      Transition  report  pursuant  to  Section 13 or 15(d) of the Securities
        Exchange Act of 1934

Commission file number  0-21555
                        -------

                               AMASYS CORPORATION
                               -------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                         54-1812385
  -----------------------------------                       --------------------
      (State or other jurisdiction                            (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

         625 N. Washington Street, Suite 301, Alexandria, Virginia 22314
         ---------------------------------------------------------------
                     (Address of principal executive office)

--------------------------------------------------------------------------------
                                 Former address:
                          4900 Seminary Road, Suite 800
                           Alexandria, Virginia 22311

Check whether the issuer 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and 2) has been
subject to such filing  requirements  for the past 90 days. Yes  X   No
                                                                ---     ---

The Company knows of no trading in its Common Stock since its inception. As of March 31, 2005, there were 1,775,880 shares of stock held by non-affiliates.

Transitional Small Business Disclosure Format (check one):
Yes  X   No
    ---     ---

                               AMASYS CORPORATION.
                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------

Part I   Financial Information:

Item 1.  Financial Statements                                                 1

         Balance Sheet                                                        1
          as of March 31, 2005 (unaudited)

         Statements of Operations                                             2
          for the Three and Nine Months Ended
          March 31, 2005 and 2004 (unaudited)

         Statements of Cash Flows                                             3
          for the Nine Months Ended
          March 31, 2005 and 2004 (unaudited)

         Notes to Financial Statements                                        4


Item 2.  Management's Discussion and Analysis                                 7
         or Plan of Operations

Item 3.  Controls and Procedures                                             12

Part II  Other Information:

Item 1.  Legal Proceedings                                                   12
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         12
Item 3.  Defaults Upon Senior Securities                                     12
Item 4.  Submission of Matters to a Vote of Security Holders                 13
Item 5.  Other Information                                                   13
Item 6.  Exhibits                                                            13


SIGNATURES                                                                   14

Certifications of Chief Executive Officer and Chief Financial Officer

                                     PART I

Item 1.           Financial Statements

                               AMASYS Corporation
                                  Balance Sheet
                                   (Unaudited)

                                                               March 31, 2005
                                                           ---------------------
Assets
Current assets:
   Cash and cash equivalents                                             4,237
   Short-term investment                                               253,897
                                                           ---------------------
Total current assets                                                   258,134

Note receivable-related party, net of discount of
   $285,752                                                            560,768
Derivative asset                                                        60,491
                                                           ---------------------
Total assets                                               $           879,393
                                                           =====================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                   $             5,624
                                                           ---------------------
Total current liabilities                                                5,624

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized; 196,000 shares issued and outstanding                     1,960
Common stock, $0.01 par value; 20,000,000 shares
   authorized; 2,207,350 shares issued and outstanding                  22,073
Additional paid-in capital                                             799,525
Accumulated other comprehensive income                                 179,509
Retained deficit                                                      (129,298)
                                                           ---------------------
Total stockholders' equity                                             873,769
                                                           ---------------------

Total liabilities and stockholders' equity                 $           879,393
                                                           =====================

See accompanying notes.
                                       1

                               AMASYS Corporation
                            Statements of Operations
                                   (Unaudited)


                                                    Three Months Ended March 31,            Nine Months Ended March 31,
                                                      2005                2004                2005                2004
                                               ------------------- ------------------- ------------------- -------------------
Operating costs and expenses:
   Professional services                       $         29,056    $         19,691    $        127,744    $        195,252
   General and administrative                             3,725               7,456              16,866              25,183
                                               ------------------- ------------------- ------------------- -------------------
Total operating costs and expenses                       32,781              27,147             144,610             220,435

Other income (expense):
   Gain on sale of short-term investment                 23,800              22,950              59,045              57,800
   Interest income                                       44,489              44,489             133,467             133,467
   Equity in earnings (losses) of Comtex                 17,401             (10,723)             64,771            (214,762)
   Gain (loss) on derivative asset                       10,082             (57,130)            (68,052)             (6,752)
                                               ------------------- ------------------- ------------------- -------------------
Total other income (expense)                             95,772                (414)            189,231             (30,247)
                                               ------------------- ------------------- ------------------- -------------------

Income (loss) before income taxes                        62,991             (27,561)             44,621            (250,682)

Provision for income taxes                                   --                  --                  --                   --
                                               ------------------- ------------------- ------------------- -------------------

Net income (loss)                              $         62,991    $        (27,561)   $         44,621    $       (250,682)
                                               =================== =================== =================== ===================
Earnings (loss) per share:
   Basic                                       $           0.02     $         (0.02)    $         (0.01)    $         (0.15)
                                               =================== =================== =================== ===================
   Diluted                                     $           0.02     $         (0.02)    $         (0.01)    $         (0.15)
                                               =================== =================== =================== ===================
Weighted average number of shares:
   Basic                                              2,207,350           2,207,350           2,207,350           2,207,350
                                               =================== =================== =================== ===================
   Diluted                                            4,167,350           2,207,350           2,207,350           2,207,350
                                               =================== =================== =================== ===================

See accompanying notes.

                               AMASYS Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                                Nine Months Ended March 31,
                                                                  2005                2004
                                                           ------------------- -------------------
Operating activities:
Net income (loss):                                         $          44,621    $       (250,682)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
   Amortization of note receivable discount                          (69,195)            (69,195)
   Loss on derivative asset                                           68,052               6,752
   Gain on sale of short-term investment                             (59,045)            (57,800)
   Equity in (earnings) losses of Comtex                             (64,771)            214,762
   Changes in operating assets and liabilities
     Accounts payable and accrued expenses                            (2,852)             14,866
                                                           -------------------  ------------------
Net cash used in operating activities                                (83,190)           (141,297)

Investing activities:
    Proceeds from sale of short-term investment                       77,420              76,018
                                                           -------------------  ------------------
Net cash provided by investing activities                             77,420              76,018

Net decrease in cash                                                  (5,770)            (65,279)
Cash at beginning of period                                           10,007              73,667
                                                           -------------------  ------------------
Cash at end of period                                      $           4,237    $          8,388
                                                           ===================  ==================

See accompanying notes.

                               Amasys Corporation
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2005

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

The Company has a stock-based compensation plan. Currently, the Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plan. Due to the fact that options granted in 1996 were immediately exercisable, net income (loss) is the same under SFAS 123 and APB 25 for the nine and three months ended March 31, 2005 and 2004.

In December 2004, the FASB issued SFAS No. 123R, ("SFAS 123R"), Share-Based Payment, amending SFAS 123 to require companies to record as expense the effect of equity-based compensation, including stock options, over the applicable vesting period. SFAS 123R also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. SFAS 123R becomes effective no later than fiscal periods beginning after December 15, 2005 for small business issuers. The Company does not believe that the adoption of SFAS 123R will have a significant effect on its financial statements since its stock options are fully vested.

3.       Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                         Three Months Ended March 31,          Nine Months Ended March 31,
                                                      ------------------------------------ ------------------------------------
                                                            2005              2004               2005              2004
Numerator:
----------
   Net income (loss)                                  $        62,991   $       (27,561)   $        44,621   $      (250,682)
   Preferred stock dividends                                  (24,500)          (24,500)           (73,500)          (73,500)
                                                      ----------------- ------------------ ----------------- ------------------
   Numerator for basic earnings per share                      38,491           (52,061)           (28,879)         (324,182)
   Effect of dilutive securities                               24,500            24,500             73,500            73,500
                                                      ----------------- ------------------ ----------------- ------------------
   Numerator for dilutive earnings per share          $        62,991   $       (27,561)   $        44,621   $      (250,682)
                                                      ================= ================== ================= ==================

Denominator:
------------
Denominator for basic earnings per share- weighted
   average shares                                           2,207,350         2,207,350          2,207,350         2,207,350

Effect of dilutive securities:
   Convertible preferred stock                              1,960,000                --                 --                --
                                                      ----------------- ------------------ ----------------- ------------------
   Denominator for diluted earnings per share               4,167,350         2,207,350          2,207,350         2,207,350
                                                      ================= ================== ================= ==================

Basic earnings (loss) per share                       $        0.02     $       (0.02)     $       (0.01)    $       (0.15)
                                                      ================= ================== ================= ==================
Diluted earnings (loss) per share                     $        0.02     $       (0.02)     $       (0.01)    $       (0.15)
                                                      ================= ================== ================= ==================

Diluted loss per share is equal to basic loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented with a net loss, used as the numerator in the basic earnings per share calucations. Diluted earnings per share for the three and nine months ended March 31, 2005 do not include the effects of stock options as the inclusion of these options would have been anti-dilutive.

4.       Investment in Common Stock - Related Party

At March 31, 2005, the Company had a 16% ownership interest in Comtex. Since the Company has the ability to significantly influence the operations of Comtex, the Company accounts for its investment in Comtex under the equity method of accounting. The Company can significantly influence the operations of Comtex since (i) if the Company converted its note receivable from Comtex into shares of Comtex, the Company would have a 22% ownership interest in Comtex, (ii) the Company as well as the Company's Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and the Company's Chairman and CEO have a combined ownership interest in Comtex of 32%, and (iv) the Company's
Chairman is the Chairman and interim Chief Executive Officer of Comtex. The following information presents condensed balance sheet information of Comtex as of March 31, 2005 and income statement information of Comtex for the three months and nine months ended March 31, 2005 and 2004:

                               Amasys Corporation
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2005

                                                 March 31, 2005
                                                 ----------------
Current assets                                   $    1,764,662
Other assets                                            562,823
Current liabilities                                   1,475,013
Long-term liabilities                                   877,114



                                                         Three Months Ended                  Nine Months Ended
                                                             March 31,                           March 31,
                                                 ----------------------------------- ----------------------------------
                                                       2005              2004             2005              2004
                                                 ----------------- ----------------- ---------------- -----------------
Revenues                                         $    1,927,293    $    1,962,035    $    6,000,220   $    6,148,975
Gross Profit                                          1,009,708         1,114,573         3,135,837        3,454,732
Net income (loss)                                        82,031           (67,661)          297,756       (1,355,036)

5.          Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from nonowner sources. The Company's comprehensive income (loss) includes unrealized gains (losses) on its short-term investment. Unrealized gains (losses) consisted of the following:

                                                         Three Months Ended                  Nine Months Ended
                                                             March 31,                           March 31,
                                                 ----------------------------------- ----------------------------------
                                                       2005              2004             2005              2004
                                                 ----------------- ----------------- ---------------- -----------------
Net income  (loss)                               $       62,991    $      (27,561)   $       44,621   $     (250,682)
Unrealized (loss) gain on short-term investment        (100,986)            7,333           (56,303)          30,449
                                                 ----------------- ----------------- ---------------- -----------------
Comprehensive loss                               $      (37,995)   $      (20,228)   $      (11,682)  $     (220,233)
                                                 ================= ================= ================ =================

Item 2.           Management's Discussion and Analysis or Plan of Operation

Company History
---------------

     AMASYS Corporation ("AMASYS" or the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996. As a result of a series of transactions during the 1980's, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex"), formerly known as Hadron, Inc. As of March 31, 2005 AMASYS had a 16% interest in Comtex and less than a 1% equity interest in Analex. The Company's business is the maintenance of its equity interest in and note receivable from Comtex and equity interest in Analex.

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

Overview
--------

     AMASYS is the successor to Infotech, pursuant to Infotech's bankruptcy proceeding. AMASYS' primary assets are its equity interest in and note receivable from Comtex and equity interest in Analex. AMASYS owns 16% of the outstanding equity of Comtex, while the remainder is publicly owned. Comtex is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. In addition to its 16% equity ownership of Comtex, the Company also holds a note receivable in the amount of $856,954 from Comtex (the "Note"). The value of the Note, net of a $285,752 discount, is $560,768 at March 31, 2005. As of March 31, 2005, the Company has recognized losses in excess of basis of the investment in common stock of Comtex, as an adjustment to the basis of the Note, of $10,434. The Company also owns 74,239 shares of common stock of publicly-held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security. As of March 31, 2005, Analex had 15,431,619 shares of common stock outstanding. The Company believes that, by virtue of an exemption to the Investment Company Act of 1940 ("1940 Act"), the Company should not be deemed to be an "investment company" and, accordingly, should not be required to register as such. The rules and interpretations of the SEC and the courts relating to the 1940 Act and to its exemptions are highly complex and uncertain in numerous aspects. As a result, no assurance can be given that the Company will not be deemed an "investment company" for purposes of the 1940 Act and be required to register as an investment company, in which case the Company could be subject to legal actions by regulatory authorities and others and could be forced to suspend or terminate operations. The costs of defending any such action could constitute a material part of the Company's assets.

Comtex News Network, Inc.
-------------------------

     The Company owns 2,153,437 shares of common stock of Comtex (SEC File No. 0-10541). Comtex trades on the OTC Electronic Bulletin Board under the symbol CMTX.OB. Comtex is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. Comtex enhances and standardizes news and other content received from more than 65 newswire services and publishers in order to provide editorially superior and technically uniform products to its customers. Its customers then package, integrate and distribute Comtex products to their end-users. Comtex processes more than 25,000 unique real-time news stories each day. For each news story, processing includes, adding stock ticker symbols, indexing by keyword and category, and converting the diverse publisher materials and formats received into XML, the industry standard delivery format.

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

Analex Corporation
------------------

     The Company owns 74,239 shares of the common stock of Analex (SEC File No. 0-5404), which trades on the American Stock Exchange under the symbol NLX. Analex specializes in systems engineering and developing intelligence solutions in support of national security. Analex focuses on designing, developing and testing aerospace products and systems; developing innovative technical solutions for the intelligence community; and analyzing and supporting defense systems.

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

     We have a Note from Comtex. In August 2001, the Note was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. In accordance with SFAS 133, we have accounted for this conversion option as an embedded derivative. As a result, the conversion option is being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings. As of March 31, 2005, the balance of the derivative asset was $60,491 and for the quarters ended March 31, 2005 and 2004, we recognized other income (loss) of $10,082 and $(57,130), respectively, for gains (losses) in the fair value of the conversion feature.

Investment in Comtex
--------------------

     At March 31, 2005 and 2004, we had a 16% ownership interest in Comtex. Since we have the ability to significantly influence the operations of Comtex, we account for our investment in Comtex under the equity method of accounting. We can significantly influence the operations of Comtex since (i) if we converted our Note into shares of Comtex, we would have a 22% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and our Chairman and CEO have a combined ownership interest in Comtex of 32%, (iv) our Chairman is the Chairman and interim Chief Executive Officer of Comtex. During the quarter ended March 31, 2005, we recognized income of $17,401 for our share of Comtex earnings and for the quarter ended March 31, 2004, we recognized losses of $10,723 for our share of Comtex losses.

     The basis of our investment in Comtex has been reduced to $0 as of March 31, 2005, through the recognition of the Company's share of Comtex's losses. Losses in excess of the investment basis adjust the basis of the Note, in accordance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee. As of March 31, 2005, the Company has recognized losses in excess of basis as an adjustment to the basis of the Note of $10,434.

Income Taxes
------------

     There is no provision for income taxes for the three months and nine months ended March 31, 2005 and 2004, due to the utilization of federal and state net operating loss carryforwards.

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

Note Receivable
---------------

     Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), suggests that when certain indicators are present, a loan should be evaluated for collectibility. Since Comtex had been experiencing financial difficulties in the past year, we evaluated whether or not there is an impairment loss by comparing the fair value of the collateral (security interest in the accounts receivable of Comtex) to the carrying value of the Note of $560,768. Since the fair value of the collateral exceeds the carrying value of the Note, we did not record an impairment charge at March 31, 2005.

Results of Operations
--------------------

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004
-------------------------------------------------------------------------------

     The Company had net income of $62,991 during the three months ended March 31, 2005 compared to a net loss of $27,561 during the three months ended March 31, 2004. The decrease in the net loss is explained below.

     Operating costs and expenses: Operating costs and expenses increased $5,634 to $32,781 during the three months ended March 31, 2005 from $27,147 for the prior fiscal year quarter due primarily to an increase in professional services expenses.

     Other income (expense): Other income increased $96,186 from other expense of $414 during the three months ended March 31, 2004 to other income of $95,772 during the three months ended March 31, 2005. The increase in other income is comprised primarily of an increase in the equity in earnings of Comtex of $28,124 and an increase in the gain on derivative asset of $67,212.

Comparison of the nine months ended March 31, 2005 to the nine months ended March 31, 2004
--------------------------------------------------------------------------------

     The Company had net income of $44,621 during the nine months ended March 31, 2005 compared to a net loss of $250,682 during the nine months ended March 31, 2004. The decrease in the net loss is explained below.

     Operating costs and expenses: Operating costs and expenses decreased $75,825 to $144,610 during the nine months ended March 31, 2005 from $220,435 for the prior fiscal year quarter due primarily to a decrease in professional services expenses.

     Other income (expense): Other income increased $219,478 from other expense of $30,247 during the nine months ended March 31, 2004 to other income of $189,231 during the nine months ended March 31, 2005. The increase in other income is comprised primarily of an increase in the equity in earnings of Comtex of $279,533, offset in part by a $61,300 increase in the loss on derivative asset.

Liquidity and Capital Resources
-------------------------------

     The Company had net working capital of $252,510 at March 31, 2005. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligations through payments of interest from the Note and from the sales of equity interests in Analex.

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

Item 6.           Exhibits

     Exhibits

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  May 16, 2005


AMASYS CORPORATION


By:      /s/ C.W. Gilluly, Ed.D.
     ------------------------------------------------
         C.W. Gilluly, Ed.D.
         President and Chief Executive Officer
         (Principal Executive Officer and
          Principal Financial and Accounting Officer)