Form 10KSB
period 2005-06-30
AMASYS CORP
filed 2005-09-28
CIK 1023198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-KSB
(Mark One)

  X     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
-----   Act of 1934

        For the fiscal year ended June 30, 2005; or

        Transition report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934

Commission file number  0-21555
                        -------

                               AMASYS CORPORATION
                               ------------------
                 (Name of Small Business Issuer in its charter)

              Delaware                                   54-1812385
              --------                                   ----------
    (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

         625 N. Washington Street, Suite 301, Alexandria, Virginia 22314
         ---------------------------------------------------------------
                     (Address of principal executive office)

Issuer's telephone number, including area code: (703) 797-8111
                                                ----------------

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

Indicate by check mark whether the registration is a shell company (as defined
by Rule 12b-2 of the Exchange Act) Yes      No  X
                                       ---     ---

The Company knows of no trading in its Common Stock since its inception. As of June 30, 2005, there were 1,775,880 shares of stock held by non-affiliates.

As of June 30, 2005, 2,207,350 shares of the Common Stock of the Registrant were outstanding.

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

        On July 2, 2001, the Company filed the following reports with the Securities and Exchange Commission (the "SEC"): Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. Prior to these filings, the Company had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the quarter ended December 31, 1996 because of the difficulty associated with the preparation of the Company's initial financial statements as successor to Infotech. The Annual Report on Form 10-K for the year ended June 30, 2002 was timely filed. The Annual Report on Form 10-K for the year ended June 30, 2003 was filed on November 7, 2003. The Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 was filed on February 20, 2004 pursuant to a Form 12b-25 filed on February 17, 2004. Subsequent Form 10-QSBs were timely filed. The Annual Report on Form 10-KSB for the year ended June 30, 2004 was filed on October 7, 2004 pursuant to a Form 12b-25 filed on September 27, 2004.

OVERVIEW

        AMASYS is the successor to Infotech, pursuant to Infotech's bankruptcy proceeding. AMASYS' primary assets are its equity interest in and note receivable from Comtex and equity interest in Analex. AMASYS owns 16% of the outstanding equity of Comtex, while the remainder is publicly owned. Comtex is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. On December 9, 2003, the Company executed an amendment to the Note for the purpose of reducing the conversion price at which the Amended Note may be converted into common stock of Comtex. Pursuant to this Third Amendment, the Company agreed to subordinate the Amended Note to both Comtex's note payable to its former landlord and to a bank financing agreement. In consideration for these subordination agreements, Comtex agreed to reduce the conversion price stipulated in the

Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. In addition to its 16% equity ownership of Comtex, the Company also holds a note receivable in the amount of $856,954 from Comtex (the "Note"). The carrying value of the Note, net of a $262,687 discount is $594,267. The Company also owns 70,239 shares of common stock of publicly-held Analex, a defense contractor specializing in developing innovative technical intelligence and biodefense solutions in support of U.S. national security. As of June 30, 2005, Analex had 16,046,625 shares of common stock outstanding. The Company believes that, by virtue of an exemption to the Investment Company Act of 1940 ("1940 Act"), the Company should not be deemed to be an "investment company" and, accordingly, should not be required to register as such. The rules and interpretations of the SEC and the courts relating to the 1940 Act and to its exemptions are highly complex and uncertain in numerous aspects. As a result, no assurance can be given that the Company will not be deemed an "investment company" for purposes of the 1940 Act and be required to register as an investment company, in which case the Company could be subject to legal actions by regulatory authorities and others and could be forced to suspend or terminate operations. The costs of defending any such action could constitute a material part of the Company's assets.

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

ANALEX CORPORATION

        The Company owns 70,239 shares of the common stock of Analex (SEC File No. 0-5404), which trades on the American Stock Exchange under the symbol ANLX. Analex specializes in developing intelligence, systems engineering and biodefense solutions in support of national security. Analex focuses on designing, developing and testing aerospace products and systems; developing innovative technical solutions for the intelligence community; developing medical defenses and treatments for infectious agents used in biological warfare and terrorism; and analyzing and supporting defense systems.

EMPLOYEES

        At June 30, 2005, the Company used the services of two consultants, both of whom serve as officers of the Company. The Company has no employees.

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

        On August 18, 2005, the Company was notified by PBGC that all of the Series A Preferred Stock owned by PBGC was sold to a third party.

ITEM 2.      PROPERTIES

        The Company owns no real estate. The Company leases certain space from Comtex on a month-to-month basis. During fiscal 2005, the Company incurred $3,600 to Comtex for the pro rata portion of its office and administrative expenses to Comtex for its use of the facilities at 625 N. Washington Street, Alexandria, Virginia.

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

        The approximate number of holders of record of the Company's Common Stock as of June 30, 2005 was 669.

        The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.

        The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock option plan.

        Set forth below is certain information as of June 30, 2005 regarding equity compensation to directors and executive officers of the Company that has been approved by stockholders.

============================ ============================== ======================= ================================
                               NUMBER OF SECURITIES TO BE
                                ISSUED UPON EXERCISE OF                                    NUMBER OF SECURITIES
  EQUITY COMPENSATION PLANS     OUTSTANDING OPTIONS AND         WEIGHTED AVERAGE         REMAINING AVAILABLE FOR
  APPROVED BY STOCKHOLDERS               RIGHTS                  EXERCISE PRICE            ISSUANCE UNDER PLAN
---------------------------- ------------------------------ ----------------------- --------------------------------
     Stock Option Plan.....             900,000 (1)                   $0.01                       50,000
---------------------------- ------------------------------ ----------------------- --------------------------------

---------------------------- ------------------------------ ----------------------- --------------------------------
         Total.............             900,000                       $0.01                       50,000
============================ ============================== ======================= ================================

--------------------
(1) Options to purchase 50,000 shares of common stock expired during fiscal year 2003 pursuant to their terms.

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

CRITICAL ACCOUNTING POLICIES

        Our financial statements were prepared in conformity with U.S. generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

        We have a Note from Comtex. In August 2001, the Note was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. In accordance with SFAS 133, we have accounted for this conversion option as an embedded derivative. As a result, the conversion option is being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings. As of June 30, 2005, the balance of the derivative asset was $104,739 and for the fiscal year ended June 30, 2005, we recognized other expense of $23,804 due to the decline in value of this derivative.

INVESTMENT IN COMTEX

        At June 30, 2005 and 2004, we had a 16% ownership interest in Comtex. Since we have the ability to significantly influence the operations of Comtex, we account for our investment in Comtex under the equity method of accounting. We can significantly influence the operations of Comtex since (i) if we converted our note receivable-related party into shares of Comtex, we would have a 22% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and our Chairman and CEO have a combined ownership interest in Comtex of 32%, and (iv) our Chairman is the Chairman of the Board and interim Chief Executive Officer of Comtex. During the year ended June 30, 2005, we recognized equity in earnings of Comtex of $132,988 and during the year ended June 30, 2004, we recognized losses of $216,350 for our share of Comtex losses.

        As of June 30, 2005, the basis of our investment in Comtex has been increased to $57,743 through the recognition of the Company's share of Comtex's earnings. In prior periods, losses in excess of the investment basis adjusted the basis of the Note, in accordance with EITF 98-13, ACCOUNTING BY AN EQUITY METHOD INVESTOR FOR INVESTEE LOSSES WHEN THE INVESTOR HAS LOANS TO AND INVESTMENTS IN OTHER SECURITIES OF THE INVESTEE. During the year ended June 30, 2005, equity in earnings of Comtex were sufficient to fully restore basis in the Note to $854,956 as well as partially restore basis in the investment of common stock.

NOTE RECEIVABLE FROM COMTEX

        Statement of Financial Accounting Standards No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN ("SFAS 114"), suggests that when certain indicators are present, a loan should be evaluated for collectibility. Since Comtex experienced prior year losses, we evaluated the Note for collectibility. As a result, we evaluated whether or not there is an impairment loss by comparing the fair value of the collateral (including cash and security interest in the accounts receivable of Comtex) to the carrying value of the Note of $594,267. We believe that since the fair value of our collateral exceeded the carrying value of the Note, we should not record an impairment charge at June 30, 2005.

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

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2005 TO THE FISCAL YEAR ENDED JUNE 30, 2004

        The Company had net income of $175,366 in fiscal year 2005 compared to a net loss of $218,802 in fiscal year 2004. The decrease is explained below.

        OPERATING COSTS AND EXPENSES. Operating costs and expenses decreased $65,599 to $180,838 in fiscal year 2005 due to a decrease in auditing and accounting related fees. The Company restated prior periods financial statements during the annual audit for the year ended June 30, 2003. The expenses related to that restatement were recognized in the operating costs and expenses for the year ended June 30, 2004.

        OTHER INCOME (EXPENSE): Other income (expense) increased $328,569 from other income of $27,635 in fiscal year 2004 to other income of $356,204 in fiscal year 2005 primarily due to an increase of $349,338 in the Company's share of the equity in earnings of Comtex. During fiscal year 2005, the loss on derivative asset increased $19,909, which was due to a lesser number of shares into which the note receivable can be converted and fluctuations in the option price calculated using a Black-Scholes option pricing-model.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had net working capital of $246,691 at June 30, 2005. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligations through payments of interest from the Note and from the sales of equity interests in Analex.

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

ITEM 8B.     OTHER INFORMATION

        None.

                                    PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
             SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

        The following table contains information as of June 30, 2005 as to each Director of the Company:

                                        Director    Office Held
Name                          Since       Age       With the Company
----                          -----       ---       ----------------

C.W. Gilluly, Ed.D.            1992        59       Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer

Robert F. Delaney (1,2)        1992        80       Director

Robert J. Lynch, Jr. (1,2)     1992        72       Director

Thomas E. McMahan (1,2)        1992        62       Director

(1) Member of the Audit Committee. The Audit Committee met four times during the fiscal year ended June 30, 2005.
(2)     Member of the Compensation Committee

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

EXECUTIVE OFFICER

        As of June 30, 2005, the only executive officer of the Company who is not also a Director of the Company is S. Amber Gordon, the Corporate Secretary of the Company.

        S. AMBER GORDON (51) was appointed Corporate Secretary and Treasurer of the Company in October 1996. Ms. Gordon also serves as the Corporate Secretary of Comtex, a position she has held since May 1996. Ms. Gordon has been the President of S.A. Gordon Enterprises, Inc., a financial relations and marketing communications firm, since 1985. Ms. Gordon also served in senior management positions, the most recent of which was Executive Vice President of Analex, an information technology company serving the intelligence community, from June 1991 through August 2000.

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

CODE OF ETHICS

        The Company has not adopted a code of ethics given its limited operations.

ITEM 10.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth information concerning all compensation paid or accrued by the Company to its President and Chief Executive Officer, during the fiscal year ended June 30, 2004. Neither Dr. Gilluly nor any other officer of the Company receives compensation in excess of $100,000 per year.

                                                                            Long-Term
                                       Annual Compensation             Compensation Awards

Name and                Fiscal                                  Stock Options        All Other
Principal Position       Year         Salary          Bonus        Granted         Compensation
------------------       ----         ------          -----        -------         ------------
C.W. Gilluly (1)         2005         $36,000           --            --              $6,805
Chairman                 2004         $15,000           --            --              $6,805
                         2003           $-              --            --              $6,805

---------------------
(1) Dr. Gilluly did not receive any salary from 1992 through fiscal 2003. In 1996, he received a grant of stock options, described below.

STOCK OPTION GRANTS

        No stock options were granted during the fiscal year ended June 30, 2005. In accordance with the Company's Stock Option Plan, Dr. Gilluly received a grant of 350,000 options in November 1996, at an exercise price of $0.01 per share. He has not received any further grants.

OPTIONS EXERCISED AND YEAR-END OPTION VALUES

        The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of June 30, 2005.

                                           FISCAL YEAR-END OPTION VALUES (1)

                                                           Number of Shares                Value of Unexercised
                     Shares       Value Realized        Underlying Unexercised             In-the-Money Options
                 Acquired upon     From Exercise       Options at June 30, 2005              at June 30, 2005
Name                Options          Of Options     Exercisable       Unexercisable     Exercisable     Unexercisable
----                -------          ----------     -----------       -------------     -----------     -------------
C.W. Gilluly           --                --           350,000               --              $--               --

---------------------
(1) As there has been no trading in the Company's stock since its formation, the Company determined that the market value of its common stock approximates its exercise price of $.01, based on an assumed liquidation value of the Company's investments in Comtex and Analex; however, there can be no assurance that this is an accurate reflection of the market value.

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

COMPENSATION OF DIRECTORS

        The Company pays non-employee members of the Board $1,000 per quarter and $500 per board meeting, plus travel expenses incurred in connection with attendance at Board meetings. During fiscal year 2005, each of the Company's non-employee Directors received compensation of $7,250 for services rendered to the Company.

EMPLOYMENT AGREEMENTS

        The Company has no employment agreements.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

COMPENSATION FOR THE PRESIDENT AND CHIEF EXECUTIVE OFFICER

        The Committee reports that during the fiscal year ended June 30, 2005, Dr. Gilluly received payment of $36,000 as compensation for his services as President and Chief Executive Officer of the Company.

                                      SUBMITTED BY THE COMPENSATION COMMITTEE

                                      Robert F. Delaney
                                      Robert J. Lynch, Jr.
                                      Thomas E. McMahan

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information as of June 30, 2005, regarding the beneficial ownership of the Company's Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of
Section 13(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), of more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see "Executive Compensation") and (iv) all executive officers and Directors of the Company as a group. Unless otherwise indicated, the address of each named beneficial owner is c/o AMASYS Corp., 625 North Washington Street, Suite 301, Alexandria, Virginia 22314. Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.

Name and Address of                             Amount and Nature of      Percentage
Beneficial Owner                                Beneficial Ownership     of Class (1)
----------------                                --------------------     ------------
Sutter Capital Management, LLC                      1,960,000 (2)            47.0%
1640 School Street
Moraga, California 94556

C.W. Gilluly, Chairman and CEO                        427,048 (3)            16.7

Robert F. Delaney, Director                            50,000 (4)             2.2

Robert J. Lynch, Jr., Director                         56,245 (4)(5)          2.5

Thomas E. McMahan, Director                            77,043 (4)             3.4

Joshua Angel                                          191,578                 8.7
c/o Angel & Frankel, P.C.
460 Park Avenue, 8th Floor
New York, NY 10022

Robert Frankel                                        128,901                 5.8
c/o Angel & Frankel, P.C.
460 Park Avenue, 8th Floor
New York, NY 10022

S. Amber Gordon                                       300,655 (6)            12.0

All Directors and Executive Officers as a             910,991 (7)            30.3
group (5 persons)

---------------------
(1) Each percentage of beneficial ownership is calculated using a different denominator, consisting of the total number of shares outstanding (2,207,350), increased by the number of options owned by the beneficial owner that are exercisable within 60 days. The percentage of beneficial ownership of all Directors and executive officers as a group is based on the sum of the total number of shares outstanding and all outstanding options held by Directors and executive officers that are exercisable within 60 days.
(2) Based solely on a Schedule 13D filed with the Securities and Exchange Commission on August 29, 2005 by Sutter Capital Management, LLC. Includes 1,960,000 shares which may be acquired upon the conversion of AMASYS Preferred Shares held by Sutter Capital Management, LLC.
(3) Includes 350,000 shares which may be acquired upon the exercise of vested options granted under the AMASYS Corporation Stock Option Plan.
(4) Includes 50,000 shares which may be acquired upon the exercise of vested options granted under the AMASYS Corporation Stock Option Plan.
(5)     Includes 245 shares held by Mr. Lynch's wife.
(6) Includes 300,000 shares which may be acquired upon the exercise of vested options granted under the AMASYS Corporation Stock Option Plan.
(7) Includes 800,000 shares which may be acquired upon the exercise of vested options granted under the AMASYS Corporation Stock Option Plan.

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

                                     PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

             (A) 1. FINANCIAL STATEMENTS

                    Report of Independent Registered Public
                    Accounting Firm (Kaiser Scherer & Schlegel, PLLC)      F-1

                    Balance Sheet at June 30, 2005                         F-2

                    Statements of Operations for the fiscal
                     years ended June 30, 2005 and 2004                    F-3

                    Statements of Stockholders' Equity  (Deficit)
                     for the fiscal years ended June 30, 2005 and 2004     F-4

                    Statements of Cash Flows for the fiscal
                     years ended June 30, 2005 and 2004                    F-5

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

             (B) REPORTS ON FORM 8-K

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

        The following table sets forth aggregate fees billed to the Company by its principal accountants for the fiscal years ended June 30, 2004 and 2003.

                                                    FISCAL YEARS ENDED JUNE 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

Audit Fees.....................................    $     33,750    $    106,225
Audit-Related Fees.............................              --              --
Tax Fees.......................................              --              --
                                                   ------------    ------------
All Other Fees.................................              --              --
                                                   ============    ============

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

Date:  September 28, 2005


AMASYS CORPORATION


By:   /s/ C.w. Gilluly
    ---------------------------------------------
      C.W. Gilluly, Ed.D.
      President and Chief Executive Officer
      (Principal Executive Officer and
      Principal Financial and Accounting Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:
----------

Signature                           Title                 Date
---------                           -----                 ----

/s/ C.W. Gilluly                    Chairman              September 28, 2005
---------------------------         and Director
C.W. Gilluly, Ed.D.

/s/ Robert F. Delaney               Director              September 28, 2005
---------------------------
Robert F. Delaney

/s/ Robert J. Lynch, Jr.            Director              September 28, 2005
---------------------------
Robert J. Lynch, Jr.

/s/ Thomas E. Mcmahan               Director              September 28, 2005
---------------------------
Thomas E. McMahan

             Report of Independent Registered Public Accounting Firm


Board of Directors
AMASYS Corporation

We have audited the accompanying balance sheet of AMASYS Corporation as of June 30, 2005 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2005 and June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Comtex News Network, Inc., an investee company of AMASYS Corporation, of which AMASYS Corporation owns 16% of the outstanding stock, and accounts for the investment under the equity method of accounting (See Note 2). Those statements were audited by other auditors and their report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Comtex News Network, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the 2005 and 2004 financial statements referred to above present fairly, in all material respects, the financial position of AMASYS Corporation at June 30, 2005, and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.



                                         /s/ Kaiser Scherer & Schlegel, PLLC
McLean, Virginia
September 27, 2005

                                       AMASYS Corporation

                                         Balance Sheet

                                                                                  JUNE 30,
                                                                                    2005
                                                                               ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $       1,024
   Short-term investment                                                              249,348
                                                                               ---------------
Total current assets                                                                  250,372

Note receivable - related party, net of discount of $262,687 at June 30, 2005         594,267
Investment in common stock-related party                                               57,743
Derivative asset                                                                      104,739
                                                                               ---------------
Total assets                                                                    $   1,007,121
                                                                               ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                        $       3,681
                                                                               ---------------
Total current liabilities                                                               3,681

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; 196,000
   Series A shares issued and outstanding; liquidation value $1,960,000                 1,960
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,207,350
   shares issued and outstanding                                                       22,073
Additional paid-in capital                                                            799,485
Accumulated other comprehensive income                                                178,474
Retained earnings                                                                       1,448
                                                                               ---------------
Total stockholders' equity                                                          1,003,440
                                                                               ---------------

Total liabilities and stockholders' equity                                      $   1,007,121
                                                                               ===============

                                    SEE ACCOMPANYING NOTES.

                                             F - 2

                                        AMASYS Corporation
                                     Statements of Operations

                                                                    YEAR ENDED JUNE 30,
                                                                  2005              2004
                                                            -------------------------------------
Operating costs and expenses:
  Professional services                                       $    161,085       $    220,992
  General and administrative                                        19,753             25,445
                                                            -------------------------------------
Total operating costs and expenses                                 180,838            246,437

Other income (expense):
  Interest income                                                  177,955            177,955
  Equity in earnings (losses) of Comtex                            132,988           (216,350)
  Loss on derivative asset                                         (23,804)            (3,895)
  Gain on sale of short-term investment                             69,065             69,675
  Other income                                                          --                250
                                                            -------------------------------------
Total other income                                                 356,204             27,635
                                                            -------------------------------------

Income (loss) before income taxes                                  175,366           (218,802)

Provision for income taxes                                              --                  --
                                                            -------------------------------------

Net income (loss)                                             $    175,366       $   (218,802)
                                                            =====================================

Income (loss) per share:
   Basic                                                      $       0.04       $      (0.14)
                                                            =====================================
   Diluted                                                    $       0.04       $      (0.14)
                                                            =====================================

Weighted average number of shares:
   Basic                                                         2,207,350          2,207,350
                                                            =====================================
   Diluted                                                       4,167,350          2,207,350
                                                            =====================================


                                      SEE ACCOMPANYING NOTES.

                                              F - 3

                                                         AMASYS Corporation
                                                 Statements of Stockholders' Equity
                                                 Years Ended June 30, 2004 and 2005


                                                                                        ACCUMULATED   (ACCUMULATED
                                                                                       -------------  -------------
                                                                                           OTHER         DEFICIT)         TOTAL
                              COMMON STOCK            PREFERRED STOCK     ADDITIONAL   COMPREHENSIVE  -------------   STOCKHOLDERS'
                         ----------------------   ---------------------    PAID-IN     -------------    RETAINED     ---------------
                          SHARES       AMOUNT       SHARES     AMOUNT      CAPITAL        INCOME        EARNINGS         EQUITY
                         ---------    ---------   ---------   ---------  ------------  -------------  -------------  ---------------
Balance, June 30, 2003   2,207,350    $  22,073    196,000    $   1,960   $ 786,106    $    273,389    $    44,884   $   1,128,412
   Increase in equity
     due to capital
     transactions of
     Comtex                                                                  13,337                                         13,337
   Unrealized loss on
     short-term
     investment                                                                             (37,577)                       (37,577)
   Net loss                                                                                               (218,802)       (218,802)
                                                                                                                     ---------------
   Comprehensive loss                                                                                                     (256,379)
                        ------------------------------------------------------------------------------------------------------------

Balance, June 30, 2004    2,207,350      22,073    196,000        1,960     799,443         235,812       (173,918)        885,370

   Increase in equity
     due to capital
     transactions of
     Comtex                                                                      42                                             42
   Unrealized loss on
     short-term
     investment                                                                             (57,338)                       (57,338)
   Net income                                                                                              175,366         175,366
                                                                                                                     ---------------
   Comprehensive income                                                                                                    118,028
                        ------------------------------------------------------------------------------------------------------------

Balance, June 30, 2005   2,207,350    $  22,073    196,000    $   1,960   $ 799,485    $    178,474    $     1,448   $   1,003,440
                        ============================================================================================================


                                                       SEE ACCOMPANYING NOTES.

                                                               F - 4

                                         AMASYS Corporation
                                      Statements of Cash Flows


                                                                          YEAR ENDED JUNE 30,
                                                                        2005              2004
                                                                  ---------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                  $      175,366    $    (218,802)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
     Amortization on note receivable discount                             (92,260)         (92,261)
     Loss on derivative asset                                              23,804            3,895
     Gain on sale of short-term investment                                (69,065)         (69,675)
     Equity in (earnings) losses of Comtex                              ( 132,988)         216,350
     Changes in operating assets and liabilities:
       Accounts payable and accrued expenses                               (4,793)           4,587
                                                                  ---------------------------------
Net cash used in operating activities                                     (99,936)        (155,906)

INVESTING ACTIVITIES
Proceeds from sale of short-term investment                                90,953           92,246
                                                                  ---------------------------------
Net cash provided by investing activities                                  90,953           92,246

Net decrease in cash                                                       (8,983)         (63,660)
Cash at beginning of year                                                  10,007           73,667
                                                                  ---------------------------------
Cash at end of year                                                $        1,024    $      10,007
                                                                  =================================


                                       SEE ACCOMPANYING NOTES.

                                               F - 5

                               AMASYS Corporation

                          Notes to Financial Statements

                                  June 30, 2005

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

CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are subject to credit risk consist primarily of cash, note receivable-related party, short-term investment and investment in common stock - related party. Cash is maintained with a financial institution, which has high credit standings. The note receivable -related party is secured by a continuing interest in all receivables, purchase orders and all patents and technology now or hereafter held or received by Comtex and is subordinated to Comtex's bank financing agreement. The Note is one of two primary sources of cash for funding continuing operations of the Company in the form of periodic interest payments. The other primary source is from sales of the short-term investment. Thus, the Company is dependent upon Comtex to continue making interest payments until maturity and upon the market value of the investment to Analex to meet its short-term obligations.

The Company considers the fair value of the collateral on the Note when assessing credit risk. Management periodically evaluates the carrying value of its short-term investment and investment in common stock - related party for impairment and recognizes an impairment charge when a decline in the market value of its investments below the basis is judged to be other-than-temporary. At June 30, 2005, the Company does not consider any of the investments impaired.

                               AMASYS Corporation

                          Notes to Financial Statements


DERIVATIVE INSTRUMENTS

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

As discussed in Note 4, the Company has a note receivable-related party from Comtex. In August 2001, the parties amended the note receivable - related party to include a provision that allows the Company to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. In accordance with SFAS 133, the Company has accounted for this conversion option as an embedded derivative. As a result, the conversion option is carried at fair value determined using a Black-Scholes model with changes in the fair value recognized currently in earnings. As of June 30, 2005 the balance of the derivative asset was $104,739 and for the fiscal years ended June 30, 2005 and 2004, the Company recognized other expense of $23,804 and $3,895, respectively, due to the decline in value of this derivative.

SHORT-TERM INVESTMENT

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

During the fiscal years ended June 30, 2005 and 2004, the Company reclassified unrealized gains of $69,065 and $69,675, respectively, on the available-for-sale security included as a separate component of stockholders' equity due to the sale of securities to realized gains.

INVESTMENT IN COMMON STOCK - RELATED PARTY

At June 30, 2005 and 2004, the Company had a 16% ownership interest in Comtex. Since the Company has the ability to significantly influence the operations of Comtex, the Company accounts for its investment in Comtex under the equity method of accounting. The Company can significantly influence the operations of Comtex since (i) if the Company converted its note receivable-related party into shares of Comtex, the Company would have a 22% ownership interest in Comtex,
(ii) the Company as well as the Company's Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and the Company's Chairman and CEO have a combined ownership interest in Comtex of 32% and (iv) the Company's Chairman and Chief Executive Officer is concurrently serving as Chairman and interim Chief Executive Officer of Comtex. During the year ended June 30, 2005, the Company recognized equity in earnings of

                               AMASYS Corporation

                          Notes to Financial Statements


$132,988 and for the year ended June 30, 2004, the Company recognized a loss of $216,350 for the Company's share of Comtex losses.

At June 30, 2004, the Company's equity share of Comtex losses had exceeded the Company's basis in the investment in common stock - related party accounted for under equity method accounting. Additional losses in excess of basis were accounted for as an adjustment to the basis of other investments in the investee (note receivable from Comtex) held by the Company in accordance with EITF 98-13 "ACCOUNTING BY AN EQUITY METHOD INVESTOR FOR INVESTEE LOSSES WHEN THE INVESTOR HAS LOANS TO AND INVESTMENTS IN OTHER SECURITIES OF THE INVESTEE." Subsequent investee income has been recorded as adjustments to the adjusted basis of the other investments in the reverse order of the application of the investor's share of the investee's losses. As of June 30, 2005, equity in Comtex earnings has been sufficient enough to fully restore basis to the Note to $856,954 and to restore basis in the investment in common stock-related party up to $57,743.

The Company increases (decreases) its equity investment in Comtex and its stockholders' equity as a result of capital transactions by Comtex. For the fiscal year ended June 30, 2005, the Company recognized an increase in stockholders' equity of $42 and for the fiscal year ended June 30, 2004, the Company recognized an increase in stockholders' equity of $13,337 related to issuances by Comtex of its common stock or other equity transactions.

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

STOCK-BASED COMPENSATION

SFAS No. 123 ("SFAS 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At June 30, 2005, the Company has a stock-based compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plan. Due to the fact that options granted in 1996 were immediately exercisable, net income (loss) and earnings (loss) per share is the same under SFAS 123 and APB 25 for the fiscal years ended June 30, 2005 and 2004.

                               AMASYS Corporation

                          Notes to Financial Statements


SFAS No. 148 ("SFAS 148"), ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has continued to account for its employee stock option plans in accordance with APB 25 and related interpretations, which has resulted in no charge to earnings when options are issued at fair market value.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from nonowner sources. The Company's comprehensive income (loss) includes unrealized gains (losses) on its short-term investment. Accumulated other comprehensive income of $178,474 at June 30, 2005 represents the Company's unrealized gain on its short-term investment.

EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income (loss) available to common stockholders by weighted average common shares outstanding. Diluted EPS is computed similarly, except that it includes the assumed exercise of stock options and the conversion of Preferred Stock as long as the effect is not anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers cash, short-term investment, note receivable - related party, investment in common stock - related party, derivative asset and accounts payable to be financial instruments. The carrying amounts reported in the balance sheet for cash, short-term investment and accounts payable and accrued expenses equal or closely approximate their fair value due to the short-term nature of these assets and liabilities. The fair value of the derivative asset was determined using a Black-Scholes option pricing model. It is not practicable to estimate the fair value of the Company's note receivable - related party due to its unique nature. The trading value of the Company's investment in common stock-related party was $301,481 as of June 30, 2005.

                               AMASYS Corporation

                          Notes to Financial Statements


3.      INVESTMENT IN COMMON STOCK - RELATED PARTY

At June 30, 2005, the Company had a 16% ownership interest in Comtex. The following information presents condensed balance sheet information as of June 30, 2005 and condensed income statement information for each of the years ended June 30, 2005 and 2004 for Comtex:

                                     JUNE 30,
                                       2005
                                  --------------

Current assets                     $  2,200,544
Other assets                            479,665
Current liabilities                   1,388,649
Long-term liabilities                   885,372


                                       YEAR ENDED JUNE 30,
                                      2005            2004
                                  ------------------------------

Revenues                           $ 7,970,492    $ 8,164,756
Gross profit                         4,195,360      4,557,015
Net income (loss)                      728,586     (1,212,287)

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

On December 9, 2003, the Company and Comtex executed an amendment to the Amended Note for the purpose of reducing the price at which the Amended Note may be converted into common stock of Comtex. Pursuant to the Third Amendment, the Company agreed to subordinate the Amended Note to both Comtex's note payable to its former landlord and pursuant to Comtex's

                               AMASYS Corporation

                          Notes to Financial Statements


financing agreement with a third party financial institution. In consideration for these subordination agreements, Comtex agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. At the date of the amendment, the conversion price of the Amended Note was in excess of the stock price. As of June 30, 2005, the Amended Note had a principal balance of $856,954. Interest paid to AMASYS totaled approximately $86,000 and $86,000 for the fiscal years 2005 and 2004, respectively. At June 30, 2004, the Company recognized losses in excess of basis of the investment in Comtex stock as an adjustment to the basis of the Note of $75,287 (See Note 2).

Since Comtex has experienced prior year losses, the Company evaluated the Note for collectibility. As a result, the Company evaluated whether or not there is an impairment loss by comparing the fair value of the collateral (including cash and security interest in the accounts receivable of Comtex) to the carrying value of the Note of $594,267. Since the fair value of the collateral exceeds the carrying value of the Note, the Company did not record an impairment charge at June 30, 2005.

The Company calculated the fair value of the conversion option to be $701,486 as of the date of the amendment using a Black-Scholes option-pricing model. The $701,486 represents a discount on the Amended Note which the Company is accreting into earnings over the life of the Amended Note under the effective interest method. For the fiscal years ended June 30, 2005 and 2004, the Company recognized interest income of $177,955 and $177,955, respectively, which included $92,260 and $92,261, respectively, related to accretion of the discount. The effective interest rate on the Amended Note was 21%.

5.      RELATED PARTY TRANSACTIONS

The Company leases certain space from Comtex on a month-to-month basis. For the years ended June 30, 2005 and 2004, the Company incurred rent expense of $3,600 and $3,600, respectively, to Comtex which is included in general and administrative expenses in the Company's statements of operations. In addition, certain Comtex employees provide accounting and corporate services to the Company. For the years ended June 30, 2005 and 2004, the Company paid consulting fees of $54,000 and $35,000, respectively, which is primarily included in professional services in the Company's statements of operations.

                               AMASYS Corporation

                          Notes to Financial Statements


6.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        YEAR ENDED JUNE 30,
                                                                      2005             2004
                                                                 --------------------------------
Numerator:
  Net income (loss)                                               $    175,366     $   (218,802)
  Preferred stock dividend                                             (98,000)         (98,000)
                                                                 --------------------------------
  Numerator for basic earnings (loss) per share                         77,366         (316,802)
  Effect of dilutive securities                                         98,000               --
                                                                 --------------------------------
  Numerator for diluted earnings (loss) per share                 $    175,366     $   (316,802)
                                                                 ================================
Denominator:
  Denominator for basic earnings (loss) per share -
    weighted average shares                                          2,207,350        2,207,350
Effect of dilutive securities:
  Convertible preferred stock                                        1,960,000               --
                                                                 --------------------------------
  Denominator for diluted earnings (loss) per share                  4,167,350        2,207,350
                                                                 ================================
Basic earnings (loss) per share                                   $       0.04     $      (0.14)
                                                                 ================================
Diluted earnings (loss) per share                                 $       0.04     $      (0.14)
                                                                 ================================

For the year ended June 30, 2004, the shares issuable upon the exercise of stock options and the conversion of the Series A Preferred Stock have been excluded from the computation since their effect was not dilutive.

7.      INCOME TAXES

The following table reconciles the Company's statutory tax rate to the effective tax rate:

                                                   YEAR ENDED JUNE 30,
                                                 2005             2004
                                             ------------------------------

Tax benefit at statutory rate                     34.00%           34.0%
Reconciling items:
   Permanent items                                 0.00%            0.0%
   State income taxes                              3.96%            4.8%
   Change in valuation allowance                 (37.96)%         (38.8)%
                                             ------------------------------

Effective tax rate                                  0.0%            0.0%
                                             ==============================

                               AMASYS Corporation

                          Notes to Financial Statements


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets as of June 30, 2005 are as follows:

                                                        JUNE 30,
                                                         2005
                                                   ------------------

Deferred tax assets:
Net operating losses carryforwards                   $    2,851,242
Discount on note receivable- related party                   99,716
Equity method reporting                                      29,171
                                                   ------------------
  Total deferred tax assets                               2,980,129

Deferred tax liabilities:
Derivative asset                                            (39,759)
                                                   ------------------
  Total deferred tax liabilities                            (39,759)
                                                   ------------------

Net deferred tax asset                                    2,940,370
Valuation allowance                                      (2,940,370)
                                                   ------------------
Deferred tax asset, net                              $           --
                                                   ==================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2005. The net change in the valuation allowance during the fiscal year ended June 30, 2005 was an increase of $4,570,078.

As of June 30, 2005 the Company had net operating loss carryforwards for federal income tax purposes of approximately $7.5 million, of which $6.2 million expire in 2006. Utilization of these net operating losses may be subject to limitations under IRC Section 382, in the event of significant changes in stock ownership of the Company.

                               AMASYS Corporation

                          Notes to Financial Statements


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

At June 30, 2005, the aggregate cumulative preferred dividends were $882,000.

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

At June 30, 2005 and 2004, 900,000 stock options were outstanding and exercisable, respectively. The exercise price of all options is $0.01 per share. The weighted average remaining contractual life of options outstanding at June 30, 2005 and 2004 is 1.3 years and 2.3 years, respectively.

                               AMASYS Corporation

                          Notes to Financial Statements


9.      SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended June 30, 2005 and 2004.

                                                             QUARTER ENDED
                                  -------------------------------------------------------------------
                                     SEPTEMBER 30,    DECEMBER 31,      MARCH 31,        JUNE 30,
                                         2004             2004            2005             2005
                                  -------------------------------------------------------------------
Operating costs and expenses        $      64,344    $      47,486   $      32,781    $      36,227
Other (expense) income                    (20,043)         113,502          95,772          166,973
Net (loss) income                         (84,387)          66,016          62,991          130,746

Net (loss) income per share:
   Basic                            $       (0.05)   $        0.02   $        0.02    $        0.05
   Diluted                          $       (0.05)   $        0.02   $        0.02    $        0.03
Weighted average
number of shares:
   Basic                                2,207,350        2,207,350       2,207,350        2,207,350
   Diluted                              2,207,350        4,167,350       4,167,350        4,167,350


                                                             QUARTER ENDED
                                  -------------------------------------------------------------------
                                     SEPTEMBER 30,    DECEMBER 31,      MARCH 31,        JUNE 30,
                                         2003             2003            2003             2004
                                  -------------------------------------------------------------------

Operating costs and expenses        $    (102,396)   $     (90,893)  $     (27,147)   $     (26,002)
Other (expense) income                     (6,522)         (23,311)           (414)          57,883
Net (loss) income                        (108,918)        (114,204)        (27,561)          31,881

Net (loss) income per share:
   Basic                            $       (0.06)   $       (0.06)  $       (0.02)   $       0.003
   Diluted                          $       (0.06)   $       (0.06)  $       (0.02)   $       0.003
Weighted average
number of shares:
   Basic                                2,207,350        2,207,350       2,207,350        2,207,350
   Diluted                              2,207,350        2,207,350       2,207,350        2,207,350