Form 10QSB
period 2005-09-30
AMASYS CORP
filed 2005-11-14
CIK 1023198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB
(Mark One)

 X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934 For the quarter ended September 30, 2005; or

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

   _________________________________________________________________________
                                 Former address:
                          4900 Seminary Road, Suite 800
                           Alexandria, Virginia 22311


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes      No  X
                                     ---     ---

The Company knows of no trading in its Common Stock since its inception. As of September 30, 2005, there were 1,775,880 shares of stock held by non-affiliates.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                               AMASYS CORPORATION.
                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
Part I   Financial Information:

Item 1.  Financial Statements                                              1

         Balance Sheet                                                     1
          as of September 30, 2005 (unaudited)

         Statements of Operations                                          2
          for the Three Months Ended
          September 30, 2005 and 2004 (unaudited)

         Statements of Cash Flows                                          3
          for the Three Months Ended
          September 30, 2005 and 2004 (unaudited)

         Notes to Financial Statements                                     4


Item 2.  Management's Discussion and Analysis                              7
         or Plan of Operations

Item 3.  Controls and Procedures                                           12

Part II  Other Information:

Item 1.  Legal Proceedings                                                 13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       13
Item 3.  Defaults Upon Senior Securities                                   13
Item 4.  Submission of Matters to a Vote of Security Holders               13
Item 5.  Other Information                                                 13
Item 6.  Exhibits and Reports on Form 8-K                                  13


SIGNATURES                                                                 14

Certifications of Chief Executive Officer and Chief Financial Officer

                                     PART I

Item 1.         Financial Statements

                               AMASYS Corporation
                                  Balance Sheet
                                   (Unaudited)

                                                                 September 30, 2005
                                                              ------------------------
Assets
Current assets:
  Cash                                                        $                2,760
  Short-term investment                                                      191,614
                                                              ------------------------
Total current assets                                                         194,374

Note receivable-related party, net of discount of $239,622                   617,332
Investment in common stock-related party                                      86,181
Derivative asset                                                             342,782
                                                              ------------------------
Total assets                                                  $            1,240,669
                                                              ========================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                       $               34,540
                                                              ------------------------
Total current liabilities                                                     34,540

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized; 196,000 shares issued and outstanding                           1,960
Common stock, $0.01 par value; 20,000,000 shares
   authorized; 2,207,350 shares issued and outstanding                        22,073
Additional paid-in capital                                                   817,966
Accumulated other comprehensive income                                       126,844
Retained earnings                                                            237,286
                                                              ------------------------
Total stockholders' equity                                                 1,206,129

                                                              ------------------------
Total liabilities and stockholders' equity                    $            1,240,669
                                                              ========================

See accompanying notes.

                               AMASYS Corporation
                             Statement of Operations
                                   (Unaudited)

                                                              Three Months Ended September 30,
                                                      --------------------------------------------------
                                                               2005                      2004
                                                      --------------------------------------------------


Operating costs and expenses:
   Professional services                              $              66,332    $              61,203
   General and administrative                                         4,284                    3,141
                                                      --------------------------------------------------
Total operating costs and expenses                                   70,616                   64,344

Other income (expense):
   Interest income                                                   44,489                   44,489
   Equity in income of Comtex                                         9,957                   21,163
   Gain (loss) on derivative asset                                  238,043                  (85,695)
   Gain on sale of short-term investment                             13,965                       --
                                                      --------------------------------------------------
Total other income (expense)                                        306,454                  (20,043)

Income (loss) before income taxes                                   235,838                  (84,387)

Provision for income taxes                                               --                       --
                                                      --------------------------------------------------

Net income (loss)                                     $             235,838    $             (84,387)
                                                      ==================================================

Income (loss) per share:
   Basic                                              $                0.10     $              (0.05)
                                                      ==================================================
   Diluted                                            $                0.06     $              (0.05)
                                                      ==================================================

Weighted average number of shares
   Basic                                                          2,207,350                2,207,350
                                                      ==================================================
   Diluted                                                        4,167,350                2,207,350
                                                      ==================================================

See accompanying notes.


                               AMASYS Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                                   Three Months Ended
                                                                     September 30,
                                                         ---------------------------------------
                                                                2005                2004
                                                         ---------------------------------------

Operating activities:
   Net income (loss)                                     $       235,838     $       (84,387)
   Adjustments to reconcile to net income (loss) to
     net cash (used in) provided by operating
     activities:
     Amortization on note receivable discount                    (23,065)            (23,065)
     (Gain) loss on derivative asset                            (238,043)             85,695
     Gain on sale of short-term investment                       (13,965)                 --
     Equity in earnings of Comtex                                 (9,957)            (21,163)
   Changes in operating assets and liabilities:
     Accounts payable and accrued expenses                        30,859              51,382
                                                         ------------------- -------------------
     Net cash (used in) provided by operating                    (18,333)              8,462
       activities
Investing activities:
   Proceeds from sale of short-term investment                    20,069                  --
                                                         ---------------------------------------
     Net cash provided by investing activities                    20,069

Net increase in cash                                               1,736               8,462
Cash at beginning of period                                        1,024              10,007
                                                         ---------------------------------------
Cash at end of period                                    $         2,760     $        18,469
                                                         =======================================

See accompanying notes.

                               Amasys Corporation
                    Notes to Financial Statements (Unaudited)
                               September 30, 2005

1.   Basis of Presentation

The accompanying interim financial statements of AMASYS Corporation (the "Company" or "AMASYS") are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission on September 28, 2005.

2.   Stock Based Compensation

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

No compensation cost has been recognized under SFAS 123 for the Company's employee stock option plan. Due to the fact that options granted in 1996 were immediately exercisable, net income (loss) is the same under SFAS 123 and APB 25 for the three months ended September 30, 2005 and 2004.

In December 2004, the FASB issued SFAS No. 123R, (SFAS 123R), Share-Based Payment, amending SFAS 123 to require companies to record as expense the fair value of equity-based compensation, including stock options, over the applicable vesting period. SFAS 123R also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after adoption as well as options that have not vested at the date of adoption. SFAS 123R becomes effective no later than interim and annual periods beginning after December 15, 2005 for small business issuers. The Company does not believe that the adoption of SFAS 123R will have a significant effect on its financial statements as its stock options are fully vested.

3.   Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:


                                                                            Three Months Ended September 30,
                                                                      ----------------------------------------------
                                                                               2005                   2004
                                                                      ----------------------------------------------
Numerator:
   Net income (loss)                                                  $           235,838     $           (84,387)
   Preferred stock dividend                                                       (24,500)                (24,500)
                                                                      -------------------     -------------------
   Numerator for basic earnings (loss) per share                                  211,338                (108,887)
                                                                      -------------------     -------------------
   Effect of dilutive securities                                                   24,500                      --
                                                                      -------------------     -------------------
   Numerator for dilutive earnings (loss) per share                   $           235,838     $          (108,887)
                                                                      ===================     ===================

Denominator:
   Denominator for basic earnings (loss) per share - weighted
     average shares                                                             2,207,350               2,207,350
                                                                      ===================     ===================

Effect of dilutive securities:
   Convertible preferred stock                                                  1,960,000                      --
                                                                      -------------------     -------------------
   Denominator for diluted earnings (loss) per share                            4,167,350               2,207,350
                                                                      ===================     ===================

Basic earnings (loss) per share                                       $              0.10     $             (0.05)
                                                                      ===================     ===================
Diluted earnings (loss) per share                                     $              0.06     $             (0.05)
                                                                      ===================     ===================

For the three months ended September 30, 2005 and 2004, the shares issuable upon the exercise of stock options have been excluded from the computation since their effect was not dilutive. For the three months ended September 30, 2004, the shares issuable upon the conversion of the Series A Preferred Stock have been excluded from the computation since their effect was not dilutive.

4.   Investment in Common Stock - Related Party

At September 30, 2005, the Company had a 16% ownership interest in Comtex. Since the Company has the ability to significantly influence the operations of Comtex, the Company accounts for its investment in Comtex under the equity method of accounting. The Company can significantly influence the operations of Comtex since (i) if the Company converted its note receivable from Comtex into shares of Comtex, the Company would have a 21% ownership interest in Comtex, (ii) the Company as well as the Company's Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and the Company's Chairman and CEO have a combined ownership interest in Comtex of 37%, and (iv) the Company's Chairman is the Chairman and interim Chief Executive Officer of Comtex.

The following information presents condensed balance sheet information of Comtex for the three months ended September 30, 2005 and income statement information of Comtex for the three months ended September 30, 2005 and 2004:


                                      September 30, 2005
                                    ----------------------
Current assets                        $        2,382,511
Other assets                                     387,545
Current liabilities                            1,306,824
Long-term liabilities                            877,440



                                        Three Months Ended September 30,
                                    ----------------------------------------
                                          2005                    2004
                                    ----------------------------------------
Revenues                             $       1,996,431    $       1,987,349
Gross profit                                 1,060,004            1,007,567
Net income                                      62,882               96,278

5.   Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from nonowner sources. The Company's comprehensive income (loss) includes unrealized gains (losses) on its short-term investment. Unrealized gains (losses) consisted of the following:


                                                   Three months ended September 30,
                                                -------------------------------------
                                                     2005                   2004
                                                -------------------------------------

Net income (loss)                               $        235,838   $        (84,387)
Unrealized loss on short-term investment                 (51,630)           (35,239)
                                                ------------------ ------------------
Comprehensive income (loss)                     $        184,208   $       (119,626)
                                                ================== ==================

Item 2.         Management's Discussion and Analysis or Plan of Operation

Company History
---------------

     AMASYS Corporation ("AMASYS" or the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996. As a result of a series of transactions during the 1980's, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex"), formerly known as Hadron, Inc. As of September 30, 2005 AMASYS had a 16% interest in Comtex and less than a 1% equity interest in Analex. The Company's business is the maintenance of its equity interest in and note receivable from Comtex and equity interest in Analex.

     On July 2, 2001, the Company filed the following reports with the Securities and Exchange Commission (the "SEC"): Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. Prior to these filings, the Company had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the quarter ended December 31, 1996 because of the difficulty associated with the preparation of the Company's initial financial statements as successor to Infotech. The Annual Report on Form 10-K for the year ended June 30, 2002 was timely filed. The Annual Report on Form 10-K for the year ended June 30, 2003 was filed on November 7, 2003. The Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 was filed on February 20, 2004 pursuant to a Form 12b-25 filed on February 17, 2004. Subsequent Form 10-QSBs were timely filed. The Annual Report on Form 10-KSB for the year ended June 30, 2004 was filed on October 7, 2004 pursuant to a Form 12b-25 filed on September 27, 2004. The Annual Report on Form 10-KSB for the year ended June 30, 2005 was filed on September 28, 2005.

Overview
--------

     AMASYS is the successor to Infotech, pursuant to Infotech's bankruptcy proceeding. AMASYS' primary assets are its equity interest in and note receivable from Comtex and equity interest in Analex. AMASYS owns 16% of the outstanding equity of Comtex, while the remainder is publicly owned. Comtex is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. In addition to its 16% equity ownership of Comtex, the Company also holds a note receivable in the amount of $856,954 from Comtex (the "Note"). The value of the Note, net of a $239,622 discount is $617,332 at September 30, 2005. The Company also owns 63,239 shares of common stock of publicly-held Analex, a defense contractor specializing in developing innovative technical intelligence and biodefense solutions in support of U.S.

national security. As of September 30, 2005, Analex had 16,299,976 shares of common stock outstanding. The Company believes that, by virtue of an exemption to the Investment Company Act of 1940 ("1940 Act"), the Company should not be deemed to be an "investment company" and, accordingly, should not be required to register as such. The rules and interpretations of the SEC and the courts relating to the 1940 Act and to its exemptions are highly complex and uncertain in numerous aspects. As a result, no assurance can be given that the Company will not be deemed an "investment company" for purposes of the 1940 Act and be required to register as an investment company, in which case the Company could be subject to legal actions by regulatory authorities and others and could be forced to suspend or terminate operations. The costs of defending any such action could constitute a material part of the Company's assets.

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

Analex Corporation
------------------

     The Company owns 63,239 shares of the common stock of Analex (SEC File No. 0-5404), which trades on the American Stock Exchange under the symbol ANLX. Analex specializes in developing intelligence, systems engineering and biodefense solutions in support of national security. Analex focuses on designing, developing and testing aerospace products and systems; developing innovative technical solutions for the intelligence community; developing medical defenses and treatments for infectious agents used in biological warfare and terrorism; and analyzing and supporting defense systems.

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

     We have a Note from Comtex. In August 2001, the Note was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. In accordance with SFAS 133, we have accounted for this conversion option as an embedded derivative. As a result, the conversion option is being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings. As of September 30, 2005 the balance of the derivative asset was $342,782 and for the quarters ended September 30, 2005 and 2004, we recognized other income of $238,043 and other expense of $(85,695), respectively, due to the increase (decrease) in value of this derivative.

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

     During the three months ended September 30, 2005, the Company reclassified unrealized gains of $13,965 on the available-for-sale security included as a separate component of stockholders' equity due to the sale of securities to realized gains. There were no sales of the available-for-sale securities during the three months ended September 30, 2004.

Investment in Common Stock-Related Party
----------------------------------------

     At September 30, 2005 and 2004, we had a 16% ownership interest in Comtex. Since we have the ability to significantly influence the operations of Comtex, we account for our investment in Comtex under the equity method of accounting. We can significantly influence the operations of Comtex since (i) if we converted our Note into shares of Comtex, we would have a 21% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and our Chairman and CEO have a combined ownership interest in Comtex of 37%, (iv) our Chairman is the Chairman and interim Chief Executive Officer of Comtex. During the quarters ended September 30, 2005 and 2004, we recognized income of $9,957 and $21,163, respectively, for our share of Comtex earnings.

Note Receivable from Comtex
---------------------------

     Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), suggests that when certain indicators are present, a loan should be evaluated for collectibility. Since Comtex had been experiencing financial difficulties, we evaluated the Note for collectibility. As a result, we evaluated whether or not there is an impairment loss by comparing the fair value of the collateral (security interest in the accounts receivable of Comtex) to the carrying value of the Note of $617,332. Since the fair value of the collateral exceeds the carrying value of the Note, we did not record an impairment charge at September 30, 2005.

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

Results of Operations
---------------------

Comparison  of the three  months  ended  September  30, 2005 to the three months
--------------------------------------------------------------------------------
ended September 30, 2004
------------------------

     The Company had a net income of $235,838 during the three months ended September 30, 2005 compared to a net loss of $84,387 during the three months ended September 30, 2004. The change is explained below.

     Operating costs and expenses. Operating costs and expenses increased $6,272 to $70,616 during the three months ended September 30, 2005 from $64,344 for the prior fiscal year quarter due to an increase in professional services expenses, specifically legal and accounting service fees.

     Other income (expense): Other income increased $326,497 to other income of $306,454 during the three months ended September 30, 2005 from other expense of $20,043 during the three months ended September 30, 2004. The increase in other income (expense) is comprised of an increase in the gain on the derivative asset of $323,738 as computed using a Black-Scholes option pricing model, gains from sales of short-term investments partially offset by a decrease in the equity in earnings of Comtex.

Liquidity and Capital Resources
-------------------------------

     The Company had net working capital of $159,834 at September 30, 2005. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligations through payments of interest from the Note and from the sales of equity interests in Analex.

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

Date:  November 14, 2005


AMASYS CORPORATION


By:      /s/ C.W. Gilluly, Ed.D.
     --------------------------------------------
         C.W. Gilluly, Ed.D.
         President and Chief Executive Officer
         (Principal Executive Officer and
          Principal Financial and Accounting Officer)