Form 10KSB/A
period 2005-06-30
AMASYS CORP
filed 2007-01-19
CIK 1023198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-KSB/A

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 2005; or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registration is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [_] No [X]

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

Overview
--------

     AMASYS is the successor to Infotech, pursuant to Infotech's bankruptcy proceeding. AMASYS' primary assets are its equity interest in and note receivable from Comtex and equity interest in Analex. AMASYS owns 16% of the outstanding equity of Comtex, while the remainder is publicly owned. Comtex is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. On December 9, 2003, the Company executed an amendment to the Note for the purpose of reducing the conversion price at which the Amended Note may be converted into common stock of Comtex. Pursuant to this Third Amendment, the Company agreed to subordinate the Amended Note to both Comtex's note payable to its former landlord and to a bank financing agreement. In consideration for these subordination agreements, Comtex agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter, until June 9, 2008, when the conversion price will reach a cap of $1.20 per share. This will be the final increase before the Note matures on July 1, 2008. In addition to its 16% equity ownership of Comtex, the Company also holds a note receivable in the amount of $856,954 from Comtex (the "Note"). The carrying value of the Note, net of a $262,687 discount is $594,267. The Company also owns 70,239 shares of common stock of publicly-held Analex, a defense contractor specializing in developing innovative technical intelligence and biodefense solutions in support of U.S. national security. As of June 30, 2005, Analex had 16,046,625 shares of common stock outstanding. The Company believes that, by virtue of an exemption to the Investment Company Act of 1940 ("1940 Act"), the Company should not be deemed to be an "investment company" and, accordingly, should not be required to register as such. The rules and interpretations of the SEC and the courts relating to the 1940 Act and to its exemptions are highly complex and uncertain in numerous aspects. As a result, no assurance can be given that the Company will not be deemed an "investment company" for purposes of the 1940 Act and be required to register as an investment company, in which case the Company could be subject to legal actions by regulatory authorities and others and could be forced to suspend or terminate operations. The costs of defending any such action could constitute a material part of the Company's assets.

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

SUBSEQUENT EVENTS

     On September 26, 2006, AMASYS signed an agreement to acquire all of the shares of common stock of World Mineral Corporation, a Nevada corporation (WMC) from WMC shareholders in exchange for an aggregate of 14,775,000 newly issued shares of AMASYS common stock. As part of the contemplated transaction, AMASYS has signed agreements to redeem and convert all of its outstanding Series A Preferred Stock.

     Following the closing of the contemplated transaction, WMC will become a wholly-owned subsidiary of AMASYS and the newly issued shares held by WMC will represent approximately 74% percent of the total outstanding shares of common stock of AMASYS. AMASYS also executed agreements on September 25, 2006 to redeem from the holders of its Preferred Stock, pro rata to their respective ownership interests, 55,209 shares of AMASYS Series A Preferred Stock (the "Series A") in consideration for: (a) AMASYS' entire interest in the outstanding promissory note in favor of AMASYS made by Comtex News Network, Inc. (Comtex) in the principal amount of $857,000; and (b) 2,153,437 shares of Comtex common stock. Pursuant to the agreement, the holders of the Series A converted the balance of the Series A shares, together with any and all rights to accrued but unpaid dividends thereon, into 2,111,860 shares of AMASYS Common Stock. Therefore, effective September 25, 2006, AMASYS no longer owns the promissory note made by Comtex and AMASYS no longer holds any shares of Comtex common stock.

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

                        NUMBER OF SECURITIES TO
EQUITY COMPENSATION   BE ISSUED UPON EXERCISE OF                        NUMBER OF SECURITIES
 PLANS APPROVED BY      OUTSTANDING OPTIONS AND    WEIGHTED AVERAGE   REMAINING AVAILABLE FOR
    STOCKHOLDERS                RIGHTS              EXERCISE PRICE      ISSUANCE UNDER PLAN
-------------------   --------------------------   ----------------   -----------------------
Stock Option Plan..             900,000 (1)              $0.01                 50,000
                                -------                  -----                 ------

   Total...........             900,000                  $0.01                 50,000
                                =======                  =====                 ======

----------
(1) Options to purchase 50,000 shares of common stock expired during fiscal year 2003 pursuant to their terms.

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

     As of June 30, 2005, the basis of our investment in Comtex has been increased to $57,743 through the recognition of the Company's share of Comtex's earnings. In prior periods, losses in excess of the investment basis adjusted the basis of the Note, in accordance with EITF 98-13, ACCOUNTING BY AN EQUITY METHOD INVESTOR FOR INVESTEE LOSSES WHEN THE INVESTOR HAS

LOANS TO AND INVESTMENTS IN OTHER SECURITIES OF THE INVESTEE. During the year ended June 30, 2005,equity in earnings of Comtex were sufficient to fully restore basis in the Note to $854,956 as well as partially restore basis in the investment of common stock.

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

Results of Operations
---------------------

COMPARISON OF THE FISCAL YEAR ENDED JUNE 30, 2005 TO THE FISCAL YEAR ENDED
--------------------------------------------------------------------------
JUNE 30, 2004
-------------

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

Liquidity and Capital Resources
-------------------------------

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

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
        SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

     The following table contains information as of June 30, 2005 as to each Director of the Company:

                                     Director   Office Held
Name                         Since   Age        with the Company
----                         -----   --------   ----------------
C.W. Gilluly, Ed.D.          1992    59         Chairman of the Board, President
                                                and Chief Executive Officer

Robert F. Delaney (1,2)      1992    80         Director

Robert J. Lynch, Jr. (1,2)   1992    72         Director

Thomas E. McMahan (1,2)      1992    62         Director

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

                                                                 Long-Term
                                                            Compensation Awards
                                 Annual Compensation   ----------------------------
Name and             Fiscal      -------------------   Stock Options     All Other
Principal Position    Year        Salary      Bonus        Granted      Compensation
------------------   ------      --------   --------   -------------   ------------
C.W. Gilluly (1)      2005        $36,000      --            --           $6,805
Chairman              2004        $15,000      --            --           $6,805
                      2003        $    --      --            --           $6,805

----------
(1) Dr. Gilluly did not receive any salary from 1992 through fiscal 2003. In 1996, he received a grant of stock options, described below.

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

                        FISCAL YEAR-END OPTION VALUES (1)

                                                      Number of Shares            Value of Unexercised
                   Shares                          Underlying Unexercised         In-the-Money Options
               Acquired upon   Value Realized     Options at June 30, 2005          at June 30, 2005
                Exercise of     From Exercise   ---------------------------   ---------------------------
Name              Options        Of Options     Exercisable   Unexercisable   Exercisable   Unexercisable
----           -------------   --------------   -----------   -------------   -----------   -------------
C.W. Gilluly         --               --          350,000           --            $--             --

----------
(1) As there has been no trading in the Company's stock since its formation, the Company determined that the market value of its common stock approximates its exercise price of $.01, based on an assumed liquidation value of the Company's investments in Comtex and Analex; however, there can be no assurance that this is an accurate reflection of the market value.

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

Name and Address of              Amount and Nature of     Percentage
 Beneficial Owner                Beneficial Ownership    of Class (1)
-------------------              --------------------    ------------
Sutter Capital Management, LLC         1,960,000 (2)         47.0%
1640 School Street
Moraga, California 94556

C.W. Gilluly, Chairman and CEO           427,048 (3)         16.7

Robert F. Delaney, Director               50,000 (4)          2.2

Robert J. Lynch, Jr., Director            56,245 (4)(5)       2.5

Thomas E. McMahan, Director               77,043 (4)          3.4

Joshua Angel                             191,578              8.7
c/o Angel & Frankel, P.C.
460 Park Avenue, 8th Floor
New York, NY 10022

Robert Frankel                           128,901              5.8
c/o Angel & Frankel, P.C.
460 Park Avenue, 8th Floor
New York, NY 10022

S. Amber Gordon                          300,655 (6)         12.0

All Directors and Executive
Officers as a group
(5 persons)                              910,991 (7)         30.3

----------
(1) Each percentage of beneficial ownership is calculated using a different denominator, consisting of the total number of shares outstanding (2,207,350), increased by the number of options owned by the beneficial owner that are exercisable within 60 days. The percentage of beneficial ownership of all Directors and executive officers as a group is based on the sum of the total number of shares outstanding and all outstanding options held by Directors and executive officers that are exercisable within 60 days.

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

     The following table sets forth aggregate fees billed to the Company by its principal accountants for the fiscal years ended June 30, 2004 and 2003.

                                                     FISCAL YEARS ENDED JUNE 30,
                                                     ---------------------------
                                                        2005             2004
                                                     ----------       ----------
Audit Fees........................................      $33,750         $106,225
Audit-Related Fees................................           --               --
Tax Fees..........................................           --               --
                                                     ----------       ----------
All Other Fees....................................           --               --
                                                     ==========       ==========

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

Date: January 19, 2007


AMASYS CORPORATION


By: /s/ C.W. Gilluly
    -----------------------------------
    C.W. Gilluly, Ed.D.
    President and Chief Executive Officer
    (Principal Executive Officer and
    Principal Financial and Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:
----------

Signature                               Title          Date
---------                               -----          ----


/s/ C.W. Gilluly                        Chairman       January 19, 2007
-------------------------------------   and Director
C.W. Gilluly, Ed.D.


/s/ Robert F. Delaney                   Director       January 19, 2007
-------------------------------------
Robert F. Delaney


/s/ Robert J. Lynch, Jr.                Director       January 19, 2007
-------------------------------------
Robert J. Lynch, Jr.


/s/ Thomas E. McMahan                   Director       January 19, 2007
-------------------------------------
Thomas E. McMahan

             Report of Independent Registered Public Accounting Firm

Board of Directors
AMASYS Corporation

We have audited the accompanying balance sheet of AMASYS Corporation as of June 30, 2005 and the related statements of operations, stockholders' equity, and cash flows for years ended June 30, 2005 and June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Comtex News Network, Inc., an investee company of AMASYS Corporation, of which AMASYS Corporation owns 16% of the outstanding stock and accounts for its investments under the equity method of accounting (See Note 2). The investment in Comtex News Network, Inc. was $57,166 as of June 30, 2005, and equity in its net income (loss) was $132,988 and $(216,250), respectively, for the years ended June 30, 2005 and 2004. The financial statements of Comtex News Network, Inc. were audited by other auditors whose report contains a going concern uncertainty due to recurring operating losses for Comtex News Network, Inc. and has been furnished to us, and our opinion, insofar as it relates to the amounts included for Comtex News Network, Inc., is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the 2005 and 2004 financial statements referred to above present fairly, in all material respects, the financial position of AMASYS Corporation at June 30, 2005, and the results of its operations and its cash flows for the year ended June 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10, the accompanying financial statements have been restated to include certain omitted disclosures. No adjustments were made to the balance sheet, statement of operations, stockholders equity, and cash flows, as previously reported.


                                        /s/ Kaiser Scherer & Schlegel, PLLC

McLean, Virginia
September 27, 2005, except for Note 10, as to which the date is January 19, 2007

                               AMASYS Corporation

                                  Balance Sheet

                                                                 JUNE 30,
                                                                   2005
                                                                ----------
ASSETS
Current assets:
   Cash and cash equivalents                                    $    1,024
   Short-term investment                                           249,348
                                                                ----------
Total current assets                                               250,372

Note receivable - related party, net of discount of $262,687
   at June 30, 2005                                                594,267
Investment in common stock-related party                            57,743
Derivative asset                                                   104,739
                                                                ----------
Total assets                                                    $1,007,121
                                                                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                        $    3,681
                                                                ----------
Total current liabilities                                            3,681

Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized;
   196,000 Series A shares issued and outstanding;
   liquidation value $1,960,000                                      1,960
Common stock, $0.01 par value; 20,000,000 shares authorized;
   2,207,350 shares issued and outstanding                          22,073
Additional paid-in capital                                         799,485
Accumulated other comprehensive income                             178,474
Retained earnings                                                    1,448
                                                                ----------
Total stockholders' equity                                       1,003,440
                                                                ----------

Total liabilities and stockholders' equity                      $1,007,121
                                                                ==========

                             SEE ACCOMPANYING NOTES.

                               AMASYS Corporation
                            Statements of Operations

                                             YEAR ENDED JUNE 30,
                                              2005         2004
                                           ----------   ----------
Operating costs and expenses:
   Professional services                   $  161,085   $  220,992
   General and administrative                  19,753       25,445
                                           ----------   ----------
Total operating costs and expenses            180,838      246,437

Other income (expense):
   Interest income                            177,955      177,955
   Equity in earnings (losses) of Comtex      132,988     (216,350)
   Loss on derivative asset                   (23,804)      (3,895)
   Gain on sale of short-term investment       69,065       69,675
   Other income                                    --          250
                                           ----------   ----------
Total other income                            356,204       27,635
                                           ----------   ----------

Income (loss) before income taxes             175,366     (218,802)
Provision for income taxes                         --           --
                                           ----------   ----------

Net income (loss)                          $  175,366   $ (218,802)
                                           ==========   ==========
Income (loss) per share:
   Basic                                   $     0.04   $    (0.14)
                                           ==========   ==========
   Diluted                                 $     0.04   $    (0.14)
                                           ==========   ==========
Weighted average number of shares:
   Basic                                    2,207,350    2,207,350
                                           ==========   ==========
   Diluted                                  4,167,350    2,207,350
                                           ==========   ==========

                             SEE ACCOMPANYING NOTES.

                               AMASYS Corporation
                       Statements of Stockholders' Equity
                       Years Ended June 30, 2004 and 2005

                                                                                           ACCUMULATED   (ACCUMULATED
                                           COMMON STOCK      PREFERRED STOCK  ADDITIONAL      OTHER        DEFICIT)        TOTAL
                                       -------------------  ----------------    PAID-IN   COMPREHENSIVE    RETAINED    STOCKHOLDERS'
                                         SHARES     AMOUNT   SHARES   AMOUNT    CAPITAL      INCOME        EARNINGS        EQUITY
                                       ---------   -------  -------   ------  ----------  -------------  ------------  -------------
Balance, June 30, 2003                 2,207,350   $22,073  196,000   $1,960   $786,106     $273,389       $  44,884   $1,128,412
   Increase in equity due to capital
      transactions of Comtex                                                     13,337                                    13,337
   Unrealized loss on short-term
      investment                                                                             (37,577)                     (37,577)
   Net loss                                                                                                 (218,802)    (218,802)
                                                                                                                       ----------
   Comprehensive loss                                                                                                    (256,379)
                                       ---------   -------  -------   ------   --------     --------       ---------   ----------
Balance, June 30, 2004                 2,207,350    22,073  196,000    1,960    799,443      235,812        (173,918)     885,370

   Increase in equity due to capital
      transactions of Comtex                                                         42                                        42
   Unrealized loss on short-term
      investment                                                                             (57,338)                     (57,338)
   Net income                                                                                                175,366      175,366
                                                                                                                       ----------
   Comprehensive income                                                                                                   118,028
                                       ---------   -------  -------   ------   --------     --------       ---------   ----------
Balance, June 30, 2005                 2,207,350   $22,073  196,000   $1,960   $799,485     $178,474       $   1,448   $1,003,440
                                       =========   =======  =======   ======   ========     ========       =========   ==========

                             SEE ACCOMPANYING NOTES.

                               AMASYS Corporation
                            Statements of Cash Flows

                                                           YEAR ENDED JUNE 30,
                                                             2005        2004
                                                          ---------   ---------
Operating activities
--------------------
Net income (loss)                                         $ 175,366   $(218,802)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
   Amortization on note receivable discount                 (92,260)    (92,261)
   Loss on derivative asset                                  23,804       3,895
   Gain on sale of short-term investment                    (69,065)    (69,675)
   Equity in (earnings) losses of Comtex                   (132,988)    216,350
   Changes in operating assets and liabilities:
      Accounts payable and accrued expenses                  (4,793)      4,587
                                                          ---------   ---------
Net cash used in operating activities                       (99,936)   (155,906)

Investing activities
--------------------
Proceeds from sale of short-term investment                  90,953      92,246
                                                          ---------   ---------
Net cash provided by investing activities                    90,953      92,246

Net decrease in cash                                         (8,983)    (63,660)
Cash at beginning of year                                    10,007      73,667
                                                          ---------   ---------
Cash at end of year                                       $   1,024   $  10,007
                                                          =========   =========

                             SEE ACCOMPANYING NOTES.

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

As discussed in Note 4, the Company has a note receivable-related party from Comtex. In August 2001, the parties amended the note receivable - related party to include a provision that allows the Company to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. In accordance with SFAS 133, the Company has accounted for this conversion option as an embedded derivative. As a result, the conversion option is carried at fair value determined using a Black-Scholes model with changes in the fair value recognized currently in earnings. For the past ten years, the Company has engaged the services of a CPA firm to prepare the derivative asset valuation. The procedures utilized to compute the derivative asset evaluation using the Black-Scholes model were originally established by a major, international accounting firm. These procedures have been consistently followed since inception. As of June 30, 2005 the balance of the derivative asset was $104,739 and for the fiscal years ended June 30, 2005 and 2004, the Company recognized other expense of $23,804 and $3,895, respectively, due to the decline in value of this derivative.

                               AMASYS Corporation

                          Notes to Financial Statements

The fair value of the derivative instrument is estimated quarterly using the following assumptions:

                                                             Quarter Ended
                                         ----------------------------------------------------
                                         September 30,   December 31,    March 31,   June 30,
                                             2004            2004          2005        2005
                                         -------------   ------------   ----------   --------
Risk free rate of interest                          4%             4%            4%         4%
Expected dividend rate                              0%             0%            0%         0%
Expected life in years                           3.75            3.5          3.25        3.0
Per share market price of Comtex stock     $     0.12     $     0.22    $     0.18   $   0.14
Conversion factor                          $     0.80     $     0.85    $     0.85   $   0.90
Number of shares under option               1,071,193      1,008,181     1,008,181    952,171
Derivative asset value                     $   42,848     $   50,409    $   60,491   $104,739

                                                             Quarter Ended
                                         ------------------------------------------------------
                                         September 30,   December 31,    March 31,    June 30,
                                             2003            2003          2004         2004
                                         -------------   ------------   ----------   ----------
Risk free rate of interest                         4%              4%            4%           4%
Expected dividend rate                             0%              0%            0%           0%
Expected life in years                          4.75             4.5          4.25          4.0
Per share market price of Comtex stock      $   0.24      $     0.19    $     0.17   $     0.20
Conversion factor                           $   1.20      $     0.75    $     0.75   $     0.80
Number of shares under option                714,128       1,142,605     1,142,605    1,071,193
Derivative asset value                      $121,402      $  182,817    $  125,687   $  128,543

                               AMASYS Corporation

                          Notes to Financial Statements

As indicated in the above table, the primary fluctuations in the fair value of the derivative instrument are the per share market price of Comtex stock, the conversion factor and the number of shares under option.

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

Investment in Common Stock - Related Party
------------------------------------------

At June 30, 2005 and 2004, the Company had a 16% ownership interest in Comtex. The Company evaluated the applicability of the provisions of FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46), to its equity investment in Comtex. Specifically, the company has determined that Comtex is not a variable interest entity because the requirements of paragraphs 4(h) and 5 are not met:

     1.   AMASYS did not participate in the design or redesign of Comtex

     2. Comtex's activities neither involve nor are conducted on behalf of AMASYS

     3. AMASYS' equity and subordinated debt are less than half of the total of Comtex's equity, subordinated debt and other subordinated financial support, based on the fair values of the interests in Comtex

     4. Comtex's activities are not primarily related to securitizations or other forms of asset-backed financing or single-lessee leasing arrangements

Since the Company does have the ability to significantly influence the operations of Comtex, however, the Company accounts for its investment in Comtex under the equity method of accounting. The Company can significantly influence the operations of Comtex since (i) if the Company converted its note receivable-related party into shares of Comtex, the Company would have a 22% ownership interest in Comtex, (ii) the Company as well as the Company's Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and the Company's Chairman and CEO have a combined ownership interest in Comtex of 32% and (iv) the Company's Chairman and Chief Executive Officer is concurrently serving as Chairman and interim Chief Executive Officer of Comtex. During the year ended June 30, 2005, the Company recognized equity in earnings of $132,988 and for the year ended June 30, 2004, the Company recognized a loss of $216,350 for the Company's share of Comtex losses.

                               AMASYS Corporation

                         Notes to Financial Statements

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

                                                           Quarter Ended
                                          ----------------------------------------------
                                            September     December     March      June
                                             30, 2004     31, 2004   31, 2005   30, 2005
                                          -------------   --------   --------   --------
Beginning balance of Investment in
Common Stock-Related Party                  $   0.00      $   0.00   $   0.00   $   0.00

Equity in earnings (losses) of Comtex       $ 15,246      $ 18,913   $ 12,989   $ 68,217

Equity in equity transactions of Comtex     $   (153)     $    195   $     40   $     40

Equity in (earnings) losses allocated
to the Note basis                           $(15,093)     $(19,108)  $(13,029)  $ 10,434

Ending balance of Investment in Common
Stock-Related Party                         $   0.00      $   0.00   $   0.00   $ 57,743

                               AMASYS Corporation

                         Notes to Financial Statements

                                                           Quarter Ended
                                          -----------------------------------------------
                                            September      December     March      June
                                             30, 2003      31, 2003   31, 2004   30, 2004
                                          -------------   ---------   --------   --------
Beginning balance of Investment in
Common Stock-Related Party                  $127,727      $  94,349   $   0.00   $   0.00

Equity in earnings (losses) of Comtex       $(39,974)     $(164,065)  $(10,723)  $ 22,605

Equity in equity transactions of Comtex     $  6,596      $   3,899   $  2,536   $    306

Equity in (earnings) losses allocated
to the Note basis                           $   0.00      $  65,817   $  8,187   $(22,911)

Ending balance of Investment in Common
Stock-Related Party                         $ 94,349      $    0.00   $   0.00   $   0.00

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

                               AMASYS Corporation

                         Notes to Financial Statements

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

In December 2004, the FASB issued SFAS No. 123R, ("SFAS 123R), Share-Based Payment, amending SFAS 123 to require companies to record as expense the effect of equity-based compensation, including stock options, over the applicable vesting period. SFAS 123R also requires more extensive disclosures concerning stock options than required under current standards. The new rule applies to option grants made after adoption as well as options that are not vested at the date of adoption. SFAS 123R becomes effective no later than fiscal periods beginning after December 15, 2005 for small business issuers. The Company does not believe that the adoption of SFAS 123R will have a significant effect on its financial statements since its stock options are fully vested.

Comprehensive Income (Loss)
---------------------------

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from non-owner sources. The Company's comprehensive income (loss) includes unrealized gains (losses) on its short-term investment, as well as reclassification adjustments resulting from gains on sales of short-term investments that were realized and included in net income in the current period. In accordance with paragraphs 18 through 20 of SFAS 130, these gains had also been included in Other Comprehensive Income as unrealized holding gains in the period in which they arose. These gains are, therefore, deducted from Other Comprehensive Income to avoid including them twice.

During the year ended June 30, 2005, the Company reclassified realized gains of $69,065 and recognized net unrealized losses of $11,727 or its short-term investments.

Accumulated other comprehensive income of $178,474 at June 30, 2005 represents the Company's unrealized gain on its short-term investment.

Earnings per Share
------------------

Basic earnings per share ("EPS") is computed by dividing net income (loss) available to common stockholders by weighted average common shares outstanding. Diluted EPS is computed

                               AMASYS Corporation

                         Notes to Financial Statements

similarly, except that it includes the assumed exercise of stock options and the conversion of Preferred Stock as long as the effect is not anti-dilutive.

Fair Value of Financial Instruments
-----------------------------------

The Company considers cash, short-term investment, note receivable - related party, investment in common stock - related party, derivative asset and accounts payable to be financial instruments. The carrying amounts reported in the balance sheet for cash, short-term investment and accounts payable and accrued expenses equal or closely approximate their fair value due to the short-term nature of these assets and liabilities. The fair value of the derivative asset was determined using a Black-Scholes option pricing model. The fair value of the Company's note receivable - related party approximates its face value of $856,954 and has been estimated taking into consideration the collectibility of the Note based on the fair value of the collateral, the discount on the Note using the effective interest rate, the adjustments when required under EITF 99-13, ACCOUNTING BY AN EQUITY METHOD INVESTOR FOR INVESTEE LOSSES WHEN THE INVESTOR HAS LOANS TO AND INVESTMENTS IN OTHER SECURITIES OF THE INVESTEE, and the Company's intent and ability to hold the Note until maturity. The trading value of the Company's investment in common stock-related party was $301,481 as of June 30, 2005.

The Note is convertible as follows:

                                         For Years Ended June 30,
                                         ------------------------
                                             2005        2004
                                           --------   ----------
Face Value of Note                         $856,954   $  856,954
Conversion price per share                 $   0.90   $     0.80
Number of Comtex shares into which the
Note is convertible                         952,171    1,071,193
Comtex share price                         $   0.14   $     0.20

3. INVESTMENT IN COMMON STOCK - RELATED PARTY

At June 30, 2005, the Company had a 16% ownership interest in Comtex. The following information presents condensed balance sheet information as of June 30, 2005 and condensed income statement information for each of the years ended June 30, 2005 and 2004 for Comtex:

                                   JUNE 30,
                                     2005
                                  ----------
Current assets                    $2,200,544
Other assets                         479,665
Current liabilities                1,388,649
Long-term liabilities                885,372

                               AMASYS Corporation

                         Notes to Financial Statements

                                       YEAR ENDED JUNE 30,
                                    ------------------------
                                       2005          2004
                                    ------------------------
Revenues                            $7,970,492   $ 8,164,756
Gross profit                         4,195,360     4,557,015
Net income (loss)                      728,586    (1,212,287)

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

On December 9, 2003, the Company and Comtex executed an amendment to the Amended Note for the purpose of reducing the price at which the Amended Note may be converted into common stock of Comtex. Pursuant to the Third Amendment, the Company agreed to subordinate the Amended Note to both Comtex's note payable to its former landlord and pursuant to Comtex's financing agreement with a third party financial institution. In consideration for these subordination agreements, Comtex agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter, until June 9, 2008, when the conversion price will reach $1.20 per share. This will be the final increase before the Note matures on 1 July 2008. At the date of the amendment, the conversion price of the Amended Note was in excess of the stock price. As of June 30, 2005, the Amended Note had a principal balance of $856,954. Interest paid to AMASYS totaled approximately $86,000 and $86,000 for the fiscal years 2005 and 2004, respectively. At June 30, 2004, the Company recognized losses in excess of basis of the investment in Comtex stock as an adjustment to the basis of the Note of $75,287 (See Note 2).

                               AMASYS Corporation

                         Notes fo Financial Statements

                                                          Quarter Ended
                                        -------------------------------------------------
                                          September      December     March       June
                                           30, 2004      31, 2004   31, 2005    30, 2005
                                        -------------   ---------   ---------   ---------
Beginning balance Note                    $ 781,667     $ 802,677   $ 828,778   $ 846,520
Receivable-Related Party

Equity in (earnings) losses allocated
to the Note basis                         $  15,093     $  19,068   $  13,029   $  10,434

EITF 98-10 Adjustment                     $   5,917     $   7,034   $   4,712   $    0.00

Discount on Note Receivable               $(331,882)    $(308,817)  $(285,752)  $(262,687)

Ending balance of Note
Receivable-Related Party                  $ 470,795     $ 519,962   $ 560,767   $ 594,267

                                                          Quarter Ended
                                        -------------------------------------------------
                                          September      December     March       June
                                           30, 2003      31, 2003   31, 2004    30, 2004
                                        -------------   ---------   ---------   ---------
Beginning balance Note
Receivable-Related Party                  $ 856,954     $ 856,954   $ 791,137   $ 782,950

Equity in (earnings) losses allocated
to the Note basis                         $    0.00     $ (65,817)  $  (8,187)  $  22,911

EITF 98-10 Adjustment                     $    0.00     $    0.00   $    0.00   $ (24,193)

Discount on Note Receivable               $(424,142)    $(401,077)  $(378,012)  $(354,947)

Note Receivable-Related Party,
net of discount                           $ 432,812     $ 390,060   $ 404,938   $ 426,721

                               AMASYS Corporation

                         Notes fo Financial Statements

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

                               AMASYS Corporation

                         Notes fo Financial Statements

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         YEAR ENDED JUNE 30,
                                                          2005         2004
                                                       ----------   ----------
Numerator:
   Net income (loss)                                   $  175,366   $ (218,802)
   Preferred stock dividend                               (98,000)     (98,000)
                                                       ----------   ----------
   Numerator for basic earnings (loss) per share           77,366     (316,802)
   Effect of dilutive securities                           98,000           --
                                                       ----------   ----------
   Numerator for diluted earnings (loss) per share     $  175,366   $ (316,802)
                                                       ==========   ==========
Denominator:
   Denominator for basic earnings (loss) per share
      - weighted average shares                         2,207,350    2,207,350
Effect of dilutive securities:
   Convertible preferred stock                          1,960,000           --
                                                       ----------   ----------
   Denominator for diluted earnings (loss) per share    4,167,350    2,207,350
                                                       ==========   ==========
Basic earnings (loss) per share                        $     0.04   $    (0.14)
                                                       ==========   ==========
Diluted earnings (loss) per share                      $     0.04   $    (0.14)
                                                       ==========   ==========

For the years ended June 30, 2005 and 2004, the 900,000 shares issuable upon the exercise of stock options have been excluded from the computation since their effect was not dilutive. For the year ended June 30, 2004, the 1,960,000 shares issuable upon the conversion of the Series A Preferred Stock have been excluded from the computation since their effect was not dilutive.

7. INCOME TAXES

The following table reconciles the Company's statutory tax rate to the effective tax rate:

                                   YEAR ENDED JUNE 30,
                                     2005       2004
                                   --------   --------
Tax benefit at statutory rate         34.00%      34.0%
Reconciling items:
   Permanent items                     0.00%       0.0%
   State income taxes                  3.96%       4.8%
   Change in valuation allowance     (37.96)%    (38.8)%
                                   --------   --------
Effective tax rate                      0.0%       0.0%
                                   ========   ========

                               AMASYS Corporation

                         Notes fo Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets as of June 30, 2005 are as follows:

                                               JUNE 30,
                                                 2005
                                             -----------
Deferred tax assets:
Net operating losses carryforwards           $ 2,851,242
Discount on note receivable- related party        99,716
Equity method reporting                           29,171
                                             -----------
   Total deferred tax assets                   2,980,129

Deferred tax liabilities:
Derivative asset                                 (39,759)
                                             -----------
   Total deferred tax liabilities                (39,759)
                                             -----------

Net deferred tax asset                         2,940,370
Valuation allowance                           (2,940,370)
                                             -----------
Deferred tax asset, net                      $        --
                                             ===========

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

                                                    QUARTER ENDED
                               ------------------------------------------------------
                               SEPTEMBER 30,   DECEMBER 31,    MARCH 31,    JUNE 30,
                                   2004            2004          2005         2005
                               -------------   ------------   ----------   ----------
Operating costs and expenses    $   64,344      $   47,486    $   32,781   $   36,227
Other (expense) income             (20,043)        113,502        95,772      166,973
Net (loss) income                  (84,387)         66,016        62,991      130,746

Net (loss) income per share:
   Basic                        $    (0.05)     $     0.02    $     0.02   $     0.05
   Diluted                      $    (0.05)     $     0.02    $     0.02   $     0.03
Weighted average
number of shares:
   Basic                         2,207,350       2,207,350     2,207,350    2,207,350
   Diluted                       2,207,350       4,167,350     4,167,350    4,167,350

                                                    QUARTER ENDED
                               ------------------------------------------------------
                               SEPTEMBER 30,   DECEMBER 31,    MARCH 31,    JUNE 30,
                                    2003           2003          2004         2004
                               -------------   ------------   ----------   ----------
Operating costs and expenses    $ (102,396)     $  (90,893)   $  (27,147)  $  (26,002)
Other (expense) income              (6,522)        (23,311)         (414)      57,883
Net (loss) income                 (108,918)       (114,204)      (27,561)      31,881

Net (loss) income per share:
   Basic                        $    (0.06)     $    (0.06)   $    (0.02)  $    0.003
   Diluted                      $    (0.06)     $    (0.06)   $    (0.02)  $    0.003
Weighted average
number of shares:
   Basic                         2,207,350       2,207,350     2,207,350    2,207,350
   Diluted                       2,207,350       2,207,350     2,207,350    2,207,350

                               AMASYS Corporation

                          Notes to Financial Statements

NOTE 10. RESTATEMENT

In accordance with comments received from staff of the Securities and Exchange Commission, the disclosures contained in the Company's 2005 financial statements have been revised, as follows:

     a) disclosure has been included to specify how management considered the requirements of paragraphs 4(h) and 5 of FIN 46R in determining the accounting for the Company's investment in Comtex (See Note 2);

     b) a roll forward of the changes in both the Company's equity investment in Comtex and its note receivable from Comtex that result from applying the equity method of accounting has been included (See Note
          2);

     c) disclosure has been included to specify how management determined that it could rely on a valuation by an outside consultant to value the derivative asset using the Black-Scholes model and to set forth all material assumptions used in the valuation and the reasons for significant fluctuations in the valuation (See Note 2);

     d) disclosure has been included to provide an analysis of changes in the value of the derivative asset (See Note 2);

     e) disclosure has been included to specify management's estimate of the fair value of the note receivable from Comtex and to specify the number of shares into which the note is convertible, the conversion price per share and the Comtex per share price (See Note 2);

     f) disclosure has been included to disclose the number of shares of securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented (See Note 6).

There were no changes to the Company's balance sheet as of June 30, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2005 and 2004, as previously reported.