Form 10QSB/A
period 2005-09-30
AMASYS CORP
filed 2007-01-19
CIK 1023198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-QSB/A
(Mark One)

X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 2005; or

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____ -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No X

The Company knows of no trading in its Common Stock since its inception. As of September 30, 2005, there were 1,775,880 shares of stock held by non-affiliates.

Transitional Small Business Disclosure Format (check one):
Yes  _____  No    X
                -----

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

Certifications of Chief Executive Officer and Chief Financial Officer

                                     PART I

Item 1. Financial Statements

                               AMASYS Corporation
                                  Balance Sheet
                                   (Unaudited)

                                                                September 30, 2005
                                                              ------------------------
Assets
Current assets:
  Cash                                                        $                2,760
  Short-term investment                                                      191,614
                                                              ------------------------
Total current assets                                                         194,374

Note receivable-related party, net of discount of $239,622                   617,332
Investment in common stock-related party                                      86,181
Derivative asset                                                             342,782
                                                              ------------------------
Total assets                                                  $            1,240,669
                                                              ========================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                       $               34,540
                                                              ------------------------
Total current liabilities                                                     34,540

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized; 196,000 shares issued and outstanding                           1,960
Common stock, $0.01 par value; 20,000,000 shares
   authorized; 2,207,350 shares issued and outstanding                        22,073
Additional paid-in capital                                                   817,966
Accumulated other comprehensive income                                       126,844
Retained earnings                                                            237,286
                                                              ------------------------
                                                              ------------------------
Total stockholders' equity                                                 1,206,129

                                                              ------------------------
Total liabilities and stockholders' equity                    $            1,240,669
                                                              ========================

See accompanying notes.

                               AMASYS Corporation
                             Statement of Operations
                                   (Unaudited)


                                                              Three Months Ended September 30,
                                                      ------------------------ -------------------------
                                                               2005                      2004
                                                      ------------------------ -------------------------


Operating costs and expenses:
   Professional services                              $              66,332    $              61,203
   General and administrative                                         4,284                    3,141
                                                      ------------------------ -------------------------
                                                      ------------------------ -------------------------
Total operating costs and expenses                                   70,616                   64,344

Other income (expense):
   Interest income                                                   44,489                   44,489
   Equity in income of Comtex                                         9,957                   21,163
   Gain (loss) on derivative asset                                  238,043                  (85,695)
   Gain on sale of short-term investment                             13,965                       --
                                                      ------------------------ -------------------------
                                                      ------------------------ -------------------------
Total other income (expense)                                        306,454                  (20,043)

Income (loss) before income taxes                                   235,838                  (84,387)

Provision for income taxes                                                --                       --
                                                      ------------------------ -------------------------

Net income (loss)                                     $             235,838    $             (84,387)
                                                      ======================== =========================

Income (loss) per share:
   Basic                                              $               0.10     $              (0.05)
                                                      ======================== =========================
                                                      ======================== =========================
   Diluted                                            $               0.06     $              (0.05)
                                                      ======================== =========================
                                                      ======================== =========================

Weighted average number of shares
   Basic                                                          2,207,350                2,207,350
                                                      ======================== =========================
                                                      ======================== =========================
   Diluted                                                        4,167,350                2,207,350
                                                      ======================== =========================

See accompanying notes.

                               AMASYS Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                                   Three Months Ended
                                                                     September 30,
                                                         ---------------------------------------
                                                         ------------------- -------------------
                                                                2005                2004
                                                         ------------------- -------------------

Operating activities:
   Net income (loss)                                     $       235,838     $       (84,387)
   Adjustments to reconcile to net income (loss) to
     net cash (used in) provided by operating
     activities:
     Amortization on note receivable discount                    (23,065)            (23,065)
     (Gain) loss on derivative asset                            (238,043)             85,695
     Gain on sale of short-term investment                       (13,965)                 --
     Equity in earnings of Comtex                                 (9,957)            (21,163)
   Changes in operating assets and liabilities:
     Accounts payable and accrued expenses                        30,859              51,382
                                                         ------------------- -------------------
     Net cash (used in) provided by operating                    (18,333)              8,462
       activities
Investing activities:
   Proceeds from sale of short-term investment                    20,069                  --
                                                         ------------------- -------------------
                                                         ------------------- -------------------
     Net cash provided by investing activities                    20,069

Net increase in cash                                               1,736               8,462
Cash at beginning of period                                        1,024              10,007
                                                         ------------------- -------------------
Cash at end of period                                    $         2,760     $        18,469
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

                               Amasys Corporation
                    Notes to Financial Statements (Unaudited)
                               September 30, 2005

3.   Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                            Three Months Ended September 30,
                                                                      ----------------------------------------------
                                                                      ----------------------- ----------------------
                                                                               2005                   2004
                                                                      ----------------------- ----------------------
                                                                      ----------------------- ----------------------
Numerator:
   Net income (loss)                                                  $           235,838     $           (84,387)
   Preferred stock dividend                                                       (24,500)                (24,500)
                                                                      -------------------     -------------------
   Numerator for basic earnings (loss) per share                                  211,338                (108,887)
                                                                      -------------------     -------------------
   Effect of dilutive securities                                                   24,500                       --
                                                                      -------------------     --------------------
   Numerator for dilutive earnings (loss) per share                   $           235,838     $          (108,887)
                                                                      ===================     ===================

Denominator:
   Denominator for basic earnings (loss) per share - weighted
     average shares                                                             2,207,350               2,207,350
                                                                      ===================     ===================

Effect of dilutive securities:
   Convertible preferred stock                                                  1,960,000                       --
                                                                      -------------------     --------------------
   Denominator for diluted earnings (loss) per share                            4,167,350               2,207,350
                                                                      ===================     ===================

Basic earnings (loss) per share                                       $              0.10     $             (0.05)
                                                                      ===================     ===================
Diluted earnings (loss) per share                                     $              0.06     $             (0.05)
                                                                      ===================     ===================

     For the three months ended September 30, 2005 and 2004, the 900,000 shares issuable upon the exercise of stock options have been excluded from the computation since their effect was not dilutive. For the three months ended September 30, 2004, the 1,960,000 shares issuable upon the conversion of the Series A Preferred Stock have been excluded from the computation since their effect was not dilutive.

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

                               Amasys Corporation
                    Notes to Financial Statements (Unaudited)
                               September 30, 2005

                                                                        September 30, 2005
                                                                       ----------------------
                                                                       ----------------------
Current assets                                                         $         2,382,511
Other assets                                                                       387,545
Current liabilities                                                              1,306,824
Long-term liabilities                                                              877,440


                                                                   =================================================
                                                                           Three Months Ended September 30,
                                                                   -------------------------------------------------
                                                                       ---------------------- -----------------------
                                                                               2005                    2004
                                                                       ---------------------- -----------------------
                                                                       ---------------------- -----------------------
Revenues                                                               $         1,996,431    $         1,987,349
Gross profit                                                                     1,060,004              1,007,567
Net income                                                                          62,882                 96,278

5.   Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from nonowner sources. The Company's comprehensive income (loss) includes unrealized gains (losses) on its short-term investment, as well as reclassification adjustments resulting from gains on sales of short-term investments that were realized and included in net income in the current period. These gains had also been included in other comprehensive income as unrealized holding gains in the period in which they arose. These gains are, therefore, deducted from other comprehensive income to avoid including them twice. During the three ended September 30, 2005 and 2004, the Company reclassified realized gains and recognized net unrealized (losses) gains on its short-term investments as follows:

                                                                             Three months ended September 30,
                                                                       ----------------------------------------------
                                                                       ---------------------- -----------------------
                                                                               2005                   2004
                                                                       ---------------------- -----------------------

Net income (loss)                                                      $           235,838    $           (84,387)
Other comprehensive income:
Unrealized (loss) gain on short-term
investment                                                             (37,665)               (35,239)
Less:  reclassification adjustment for gains included in net (loss)
income                                                                 (13,965)               -0-
Net unrealized (loss) gain on short-term investment                    (51,630)               (35,239)
 Other comprehensive income                                                        (51,630)               (35,239)
                                                                       ---------------------- -----------------------
Comprehensive income (loss)                                            $           184,208    $          (119,626)
                                                                       ====================== =======================


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

     In addition to its 16% equity ownership of Comtex, the Company also holds a note receivable in the amount of $856,954 from Comtex (the "Note"). On December 9, 2003, the Company executed an amendment to the Note for the purposes of reducing the conversion price at which the Amended Note may be converted into subordinate the Amended Note to both Comtex's note payable to its former landlord and to a bank financing agreement. In consideration for these subordination agreements, Comtex agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter, until June 9, 2008, when the conversion price will reach $1.20 per share. This will be the final increase before the Note matures on July 1, 2008.

         The Note is convertible as follows:

                                                                   For the Quarter Ended September 30,
                                                    ------------------------------------------------------------------
                                                    ---------------------------------- -------------------------------
                                                                  2005                              2004
                                                    ---------------------------------- -------------------------------
                                                    ---------------------------------- -------------------------------
Face value of Note                                              $856,954                          $856,954
Conversion price per share                                        $0.90                            $0.80
Number of shares into which the Note is                          952,171                         1,071,193
convertible
Comtex share price                                                $0.63                            $0.12

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

     The Company has engaged the services of a CPA firm to prepare the derivative asset valuation. This firm does not have experts in the area of derivative instruments. The firm worked with one of the Big 5 firms, plus a follow-on regional firm who, during the course of the annual audits, reviewed the computations when the derivative was originally recorded and for all subsequent periodic reporting periods. The firm has utilized the same Black-Scholes model since inception.

     The fair value of the derivative instrument is estimated at the end of the period using the following assumptions:


--------------------------------------------------------- -------------------------------------------------
                                                                For the Quarter Ended September 30,
--------------------------------------------------------- -------------------------------------------------
                                                                   2005                     2004
--------------------------------------------------------- ----------------------- -------------------------
Risk-free rate of interest                                          4%                       4%
--------------------------------------------------------- ----------------------- -------------------------
Expected dividend rate                                              0%                       0%
--------------------------------------------------------- ----------------------- -------------------------
Expected life, in years                                            2.75                     3.75
-------------------------------------------------------- ------------------------ -------------------------
Per share market price of Comtex stock                            $0.63                    $0.12
-------------------------------------------------------- ------------------------ -------------------------
Conversion factor                                                 $0.90                    $0.80
-------------------------------------------------------- ------------------------ -------------------------
Number of shares under option                                    952,171                 1,071,193
-------------------------------------------------------- ------------------------ -------------------------
Black-Scholes option price per share                              $0.36                    $0.04
-------------------------------------------------------- ------------------------ -------------------------

-------------------------------------------------------- ------------------------ -------------------------
Derivative asset value                                          $342,782                  $42,848
-------------------------------------------------------- ------------------------ -------------------------

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

     During the three months ended September 30, 2005, the Company reclassified unrealized gains of $13,965 on the available-for-sale security included as a realized gains. There were no sales of the available-for-sale securities during the three months ended September 30, 2004.

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

Note Receivable from Comtex
---------------------------

     Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), suggests that when certain indicators are present, a loan should be evaluated for collectibility. Since Comtex had been experiencing financial difficulties, we evaluated the Note for collectibility. As a result, we evaluated whether or not there is an impairment loss by comparing the fair value of the collateral ((a continuing interest in all receivables, purchase orders, and all patents and technology now or hereafter held or received by Comtex)) to the carrying value of the Note of $617,332. Since the fair value of the collateral exceeds the carrying value of the Note, we did not record an impairment charge at September 30, 2005.

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

Results of Operations
---------------------

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004

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

                                                                  Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, C.W. Gilluly, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of AMASYS Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures as of a date within 90 days prior to the filing of this report (the "Evaluation Date"); and

(c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls.

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in any other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



January 19, 2007                         /s/ C.W. Gilluly, Ed.D.
                                         -----------------------------------
                                         C.W. Gilluly, Ed.D.
                                         President and Chief Executive Officer

                                                                  Exhibit 31.2

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, C.W. Gilluly, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of AMASYS Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures as of a date within 90 days prior to the filing of this report (the "Evaluation Date"); and

(c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls.

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in any other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



January 19, 2007                           /s/ C.W. Gilluly, Ed.D.
                                           -----------------------------------
                                           C.W. Gilluly, Ed.D.
                                           Chief Financial Officer

                                                                  Exhibit 32.1

                    Certification of Chief Executive Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

C.W. Gilluly, Chief Executive Officer of AMASYS Corporation (the "Company") certifies in his capacity as an officer of the Company that he has reviewed the Report of the Company on Form 10-QSB/A for the quarter ended September 30, 2005 and that to the best of his or her knowledge:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this  statement  is solely to comply  with Title 18,  Chapter 63,
Section 1350 of the United States code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or it staff upon request.



January 19, 2007                       /s/ C.W. Gilluly, Ed.D
                                       ----------------------------------------
                                       C.W. Gilluly, Ed.D.
                                       Chief Executive Officer

                                                                 Exhibit 32.2


                    Certification of Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

C.W. Gilluly, Chief Financial Officer of AMASYS Corporation (the "Company") certifies in his capacity as an officer of the Company that he has reviewed the Report of the Company on Form 10-QSB/A for quarter ended September 30, 2005 and that to the best of his or her knowledge:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this  statement  is solely to comply  with Title 18,  Chapter 63,
Section 1350 of the United States code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or it staff upon request.



January 19, 2007                           /s/ C.W. Gilluly, Ed.D.
                                           -----------------------------------
                                           C.W. Gilluly, Ed.D.
                                           Principal Finance Officer
                                           (Chief Financial Officer)