Form 10QSB/A
period 2005-12-31
AMASYS CORP
filed 2007-01-19
CIK 1023198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-QSB/A
(Mark One)

X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended December 31, 2005; or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number  0-21555

                               AMASYS CORPORATION
                               ------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                       54-1812385
     -----------------------------------            -------------------------
      (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or organization)              Identification No.)

         625 N. Washington Street, Suite 301, Alexandria, Virginia 22314
         ---------------------------------------------------------------
                     (Address of principal executive office)

   ----------------------------------------
                                 Former address:
                          4900 Seminary Road, Suite 800
                           Alexandria, Virginia 22311

The Company knows of no trading in its Common Stock since its inception. As of December 31, 2005, there were 1,775,880 shares of stock held by non-affiliates.

Transitional Small Business Disclosure Format (check one):
Yes    X      No  ___
     -----

                               AMASYS CORPORATION.
                                TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------

Part I   Financial Information:

Item 1.  Financial Statements                                           1

         Balance Sheet                                                  1
          as of December 31, 2005 (unaudited)

         Statements of Operations                                       2
          for the Three and Six Months Ended
          December 31, 2005 and 2004 (unaudited)

         Statements of Cash Flows                                       3
          for the Six Months Ended
          December 31, 2005 and 2004 (unaudited)

         Notes to Financial Statements                                  4


Item 2.  Management's Discussion and Analysis                           7
         or Plan of Operations

Item 3.  Controls and Procedures                                       12

Part II  Other Information:

Item 1.  Legal Proceedings                                             12
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   12
Item 3.  Defaults Upon Senior Securities                               12
Item 4.  Submission of Matters to a Vote of Security Holders           13
Item 5.  Other Information                                             13
Item 6.  Exhibits and Reports on Form 8-K                              13


SIGNATURES                                                             14

Certifications of Chief Executive Officer and Chief Financial Officer  16

                                     PART I

Item 1. Financial Statements

                               AMASYS Corporation
                                  Balance Sheet
                                   (Unaudited)


                                                                December 31, 2005
                                                             -------------------------
Assets
Current assets:
   Cash and cash equivalents                                 $                  402

   Interest receivable                                                        7,141
   Short-term investment                                                    140,375
                                                             -------------------------
Total current assets                                                        147,918
Note receivable-related party, net of discount of $216,557                  640,397

Investment in common stock - related party                                  108,590
Derivative asset                                                            162,370
                                                             -------------------------
                                                             -------------------------

Total assets                                                 $            1,059,275
                                                             =========================

Liabilities and stockholder's equity
Current liabilities:
   Accounts payable and accrued expenses                     $               16,171
                                                             -------------------------
Total current liabilities                                                    16,171

Stockholder's equity:
Preferred stock, $0.01 par value; 1,000,000 shares
   authorized; 196,000 shares issued and outstanding                          1,960
Common stock, $0.01 par value; 20,000,000 shares
   authorized; 2,207,350 shares issued and outstanding                       22,073
Additional paid-in capital                                                  869,325
Accumulated other comprehensive income                                       88,718
Retained earnings                                                            61,028
                                                             -------------------------
                                                             -------------------------
Total stockholders' equity                                                1,043,104
                                                             -------------------------
                                                             -------------------------

Total liabilities and stockholder's equity                   $            1,059,275
                                                             =========================



See accompanying notes.


                               AMASYS Corporation
                            Statements of Operations
                                   (Unaudited)


                                                  Three Months Ended December 31,           Six Months Ended
                                                                                              December 31,
                                                 ----------------- ---------------- ---------------- -----------------
                                                       2005             2004             2005              2004
                                                 ----------------- ---------------- ---------------- -----------------

Operating costs and expenses:
   Professional services                         $       31,079    $       37,485   $       97,411   $       98,688
   General and administrative                            10,382            10,001           14,665           13,141
                                                 ----------------- ---------------- ---------------- -----------------
Total operating costs and expenses                       41,461            47,486          112,076          111,829

Other income (expense):
   Gain on sale of short-term investment                 30,075            35,245           44,040           35,245
   Interest income                                       44,489            44,489           88,978           88,978
   Equity in (losses) earnings of Comtex                (28,950)           26,207          (18,993)          47,370
   (Loss) gain on derivative asset                     (180,412)            7,561           57,631          (78,134)
                                                 ----------------- ---------------- ---------------- -----------------
Total other (expense) income                           (134,798)          113,502          171,656           93,459

(Loss) income before income taxes                      (176,259)           66,016           59,580          (18,370)

Provision for income taxes                                   --                 --               --                --
                                                 ----------------- ---------------- ---------------- -----------------

Net (loss) income                                $     (176,259)   $       66,016   $       59,580   $      (18,370)
                                                 ================= ================ ================ =================

(Loss) earnings per share:
   Basic                                         $        (0.09)   $         0.019  $         0.005  $        (0.03)
                                                 ================= ================ ================ =================
   Diluted                                       $        (0.09)   $         0.016  $         0.005  $        (0.03)
                                                 ================= ================ ================ =================
Weighted average number of shares:
   Basic                                              2,207,350         2,207,350        2,207,350        2,207,350
                                                 ================= ================ ================ =================
   Diluted                                            2,207,350         4,167,350        2,207,350        2,207,350
                                                 ================= ================ ================ =================


See accompanying notes.


                               AMASYS Corporation
                            Statements of Cash Flows
                                   (Unaudited)


                                                              Six Months Ended December 31,
                                                           -------------------------------------
                                                           ------------------ ------------------
                                                                 2005               2004
                                                           ------------------ ------------------
                                                           ------------------ ------------------

Operating activities:
Net income (loss)                                          $        59,580    $       (18,370)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
   Amortization on note receivable discount                        (46,130)           (46,130)
   (Gain) loss on derivative asset                                 (57,631)            78,134
   (Gain) on sale of short-term investment                         (44,040)           (35,245)
   Equity in  losses (earnings)                                     18,993            (47,370)
Changes in operating assets and liabilities
   Interest receivable                                              (7,141)                 --
   Accounts payable and accrued expenses                            12,490             13,535
                                                           ------------------ ------------------
Net cash used in operating activities                              (63,879)           (55,446)

Investing activities:
   Proceeds from sale of short-term investment                      63,257             46,651
                                                           ------------------ ------------------
Net cash provided by investing activities                           63,257             46,651

Net decrease in cash                                                  (622)            (8,795)
Cash at beginning of period                                          1,024             10,007
                                                           ------------------ ------------------
Cash at end of period                                      $           402    $         1,212
                                                           ================== ==================


See accompanying notes.
                                       3

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

     No compensation cost has been recognized under SFAS 123 for the Company's employee stock option plan. Due to the fact that options granted in 1996 were immediately exercisable, net income (loss) is the same under SFAS 123 and APB 25 for the three months ended December 31, 2005 and 2004.

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

3.   Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share:


                                                Three Months Ended December 31,           Six Months Ended
                                                                                            December 31,
                                               ---------------------------------- ----------------------------------
                                                        2005             2004              2005             2004
                                               ----------------- ---------------- ----------------- ----------------
Numerator:
----------
   Net  (loss) income                          $     (176,259)   $       66,016   $       59,580    $      (18,370)
   Preferred stock dividends                          (24,500)          (24,500)         (49,000)          (49,000)
                                               ----------------- ---------------- ----------------- ----------------
   Numerator for basic earnings per share            (200,759)           41,516           10,580           (67,370)
   Effect of dilutive securities                           --            24,500               --                --
                                               ----------------- ---------------- ----------------- ----------------

   Numerator for dilutive earnings per share   $     (200,759)   $       66,016   $       10,580    $     ((67,370))
                                               ================= ================ ================= ================

Denominator:
------------
   Denominator for basic earnings per
    share-weighted average shares                   2,207,350         2,207,350        2,207,350          2,207,350
Effect of dilutive securities:
   Convertible preferred stock                                        1,960,000                                  --
                                               ----------------- ---------------- ----------------- ----------------
   Denominator for diluted earnings per share       2,207,350         4,167,350        2,207,350         2,207,350
                                               ================= ================ ================= ================

Basic  (loss)  earningsper share               $        (0.09)   $         0.019  $         0.005   $        (0.03)
                                               ================= ================ ================= ================
Diluted (loss)  earnings per share             $        (0.09)   $         0.016  $         0.005   $        (0.03)
                                               ================= ================ ================= ================


     For the three months ended December 31, 2005 and the six months ended December 31, 2005 and 2004, the 1,960,000 shares issuable upon the conversion of the Series A Preferred Stock have been excluded from the computation since their effect was not dilutive. For all periods presented, the 900,000 shares issuable upon the exercise of stock options have been excluded from the computation since their effect was not dilutive.


4.   Investment in Common Stock - Related Party

     At December 31, 2005, the Company had a 16% ownership interest in Comtex. Since the Company has the ability to significantly influence the operations of Comtex, the Company accounts for its investment in Comtex under the equity method of accounting. The Company can significantly influence the operations of Comtex since (i) if the Company converted its note receivable from Comtex into shares of Comtex, the Company would have a 21% ownership interest in Comtex,
(ii) the Company as well as the Company's Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and the Company's Chairman and CEO have a combined ownership interest in Comtex of 36%, and (iv) the Company's Chairman is the Chairman and interim Chief Executive Officer of Comtex.

     The following information presents condensed balance sheet information of Comtex as of December 31, 2005 and income statement information of Comtex for the three months and six months ended December 31, 2005 and 2004:

                                                  December 31,
                                                      2005
                                                 ----------------
Current assets                                   $    2,545,026
Other assets                                            315,144
Current liabilities                                   1,255,019
Long-term liabilities                                   872,483

                                                         Three Months Ended                  Six Months Ended
                                                            December 31,                       December 31,
                                                 ----------------------------------- ----------------------------------
                                                       2005              2004             2005              2004
                                                 ----------------- ----------------- ---------------- -----------------
Revenues                                         $    1,932,612    $    2,085,578    $    3,929,043   $    4,072,927
Gross Profit                                            994,203         1,118,562         2,054,209        2,126,129
Net income (loss)                                      (184,177)          119,447          (121,295)         215,725


5.   Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from nonowner sources. The Company's comprehensive income (loss) includes unrealized gains (losses) on its short-term investment, as well as reclassification adjustments resulting from gains on sales of short-term investments that were realized and included in net income in the current period. These gains had also been included in other comprehensive income as unrealized holding gains in the period in which they arose. These gains are, therefore, deducted from other comprehensive income to avoid including them twice. During the three and six months ended December 31, 2005 and 2004, the Company reclassified realized gains and recognized net unrealized (losses) gains on its short-term investments as follows:

                                                         Three Months Ended                  Six Months Ended
                                                            December 31,                       December 31,
                                                 ----------------------------------- ----------------------------------
                                                       2005              2004             2005              2004
                                                 ----------------- ----------------- ---------------- -----------------
Net (loss) income                                $     (176,259)   $       66,016    $       59,580   $      (18,370)
Other comprehensive income:
Unrealized (loss) gain on
short-term
investment                                               (8,051)          115,167           (45,716)         79,928
Less:  reclassification adjustment for gains
included in net (loss) income                           (30,075)          (35,245)          (44,040)        (35,245)
Net unrealized (loss) gain on short-term
  investment                                            (38,126)           79,922           (89,756)         44,683
                                                 ----------------- ----------------- ---------------- -----------------

Other comprehensive income                               (38,126)          79,922           (89,756)         44,683
                                                 ----------------- ----------------- ---------------- -----------------
Comprehensive (loss) income                      $      (214,385)  $      145,938    $      (30,176)  $      26,313
                                                 ================= ================= ================ =================

Item 2. Management's Discussion and Analysis or Plan of Operation

Company History
---------------

     AMASYS Corporation ("AMASYS" or the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996. As a result of a series of transactions during the 1980's, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex"), formerly known as Hadron, Inc. As of December 31, 2005 AMASYS had a 16% interest in Comtex and less than a 1% equity interest in Analex. The Company's business is the maintenance of its equity interest in and note receivable from Comtex and equity interest in Analex.

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

     The Note is convertible as follows:

                                                                   For the Quarter Ended December 31,
                                                    ------------------------------------------------------------------
                                                                  2005                              2004
                                                    ---------------------------------- -------------------------------
Face value of Note                                              $856,954                          $856,954
Conversion price per share                                        $0.95                            $0.85
Number of shares into which the Note is                          902,057                         1,008,181
convertible
Comtex share price                                                $0.41                            $0.22


     The value of the Note, net of a $216,557 discount is $640,397 at December 31, 2005.

     The Company also owns 48,239 shares of common stock of publicly-held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security. As of December 31, 2005, Analex had 16,340,445 shares of common stock outstanding.

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

Analex Corporation
------------------

     The Company owns 48,239 shares of the common stock of Analex (SEC File No. 0-5404), which trades on the American Stock Exchange under the symbol NLX. Analex specializes in systems engineering and developing intelligence solutions in support of national security. Analex focuses on designing, developing and testing aerospace products and systems; developing innovative technical solutions for the intelligence community; and analyzing and supporting defense systems.

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

     The Company has engaged the services of a CPA firm to prepare the derivative valuation. This firm does not have experts in the area of derivative instruments. The firm worked with one of the Big 5 firms, plus a follow-on regional firm who, during the course of the annual audits, reviewed the computations when the derivative was originally recorded and for all subsequent periodic reporting periods. The firm has utilized the same Black-Scholes model since inception.

     The fair value of the derivative instrument is estimated at the end of the period, using the following assumptions:

--------------------------------------------------------- ---------------------------------------------
                                                               For the Quarter Ended December 31,
--------------------------------------------------------- ---------------------------------------------
                                                                   2005                   2004
--------------------------------------------------------- ----------------------- ---------------------
Risk-free rate of interest                                          4%                     4%
--------------------------------------------------------- ----------------------- ---------------------
Expected dividend rate                                              0%                     0%
--------------------------------------------------------- ----------------------- ---------------------
Expected life, in years                                            2.5                    3.5
--------------------------------------------------------- ----------------------- ---------------------
Per share market price of Comtex stock                            $0.41                  $0.22
-------------------------------------------------------- ------------------------ ---------------------
Conversion factor                                                 $0.95                  $0.85
-------------------------------------------------------- ------------------------ ---------------------
Number of shares under option                                    902,057               1,008,181
-------------------------------------------------------- ------------------------ ---------------------
Black-Scholes option price per share                              $0.18                  $0.05
-------------------------------------------------------- ------------------------ ---------------------

-------------------------------------------------------- ------------------------ ---------------------
Derivative asset value                                          $162,370                $50,409
-------------------------------------------------------- ------------------------ ---------------------


     As of December 31, 2005, the balance of the derivative asset was $162,370 and for the quarters ended December 31, 2005 and 2004, we recognized other
(loss) income of $(180,412) and $7,561, respectively, for (losses) gains in the fair value of the conversion feature.

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

     During the six months ended December 31, 2005 and 2004, the Company reclassified unrealized gains of $44,040 and $35,245 on the available-for-sale security included as a separate component of stockholders' equity to realized gains due to the sale of securities.

Investment in Common Stock-Related Party
----------------------------------------

     At December 31, 2005 and 2004, we had a 16% ownership interest in Comtex. The Company evaluated the applicability of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, ("FIN 46"), to its equity investment in Comtex. Specifically, the Company has determined that Comtex is not a variable interest entity because the requirements of paragraphs 4(h) and 5 are not met:

     (1)  AMASYS did not participate in the design or redesign of Comtex;

     (2) Comtex's activities neither involve nor are conducted on behalf of AMASYS;

     (3) AMASYS's equity & subordinated debt are less than half of the total of Comtex's equity, subordinated debt and other subordinated financial support, based on the fair values of the interest in Comtex;

     (4)  Comtex's  activities are not primarily related to  securitizations  or
          other  forms  of  asset-backed   financing  or  single-lessee  leasing
          arrangements.

     Since we have the ability to significantly influence the operations of Comtex, we account for our investment in Comtex under the equity method of accounting. We can significantly influence the operations of Comtex since (i) if we converted our Note into shares of Comtex, we would have a 21% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and our Chairman and CEO have a combined ownership interest in Comtex of 37%, (iv) our Chairman is the Chairman and interim Chief Executive Officer of Comtex. During the quarters ended December 31, 2005 and 2004, we recognized (loss) income of $(28,950) and $26,207 for our share of Comtex earnings.

Note Receivable-Related Party
-----------------------------

     Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), suggests that when certain indicators are present, a loan should be evaluated for collectibility. Since Comtex has been experiencing financial difficulties in the past year, we evaluated the Note for collectibility. As a result, we evaluated whether or not there is an impairment loss by comparing the fair value of the collateral (a continuing interest in all receivables, purchase orders, and all patents and technology now or hereafter held or received by Comtex. ) to the carrying value of the Note of $640,397. Since the fair value of the collateral exceeds the carrying value of the Note, we did not record an impairment charge at December 31, 2005.

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

Results of Operations
---------------------

Comparison of the three months ended December 31, 2005 to the three months ended December 31, 2004
--------------------------------------------------------------------------------

     The Company had a net loss of $(176,259) during the three months ended December 31, 2005 compared to net income of $66,016 during the three months ended December 31, 2004. The decrease in the net income is explained below.

     Operating costs and expenses. Operating costs and expenses decreased $6,045 to $41,461 during the three months ended December 31, 2005 from $47,486 for the prior fiscal year quarter due primarily to a decrease in professional services expenses.

     Other income (expense): Other income decreased $(248,300) from other income of $113,502 during the three months ended December 31, 2004 to other expense of $(134,798) during the three months ended December 31, 2005. The decrease in other income is comprised of a decrease in the gain on note receivable conversion of $187,973, a decrease in the equity in earnings of Comtex of $55,157 and a decrease in gains from sales of the short-term investment of $5,170.

Comparison of the six months ended December 31, 2005 to the six months ended December 31, 2004
--------------------------------------------------------------------------------

     The Company had net income of $59,580 during the six months ended December 31, 2005 compared to a net loss of $(18,370) during the six months ended December 31, 2004. The increase in the net income is explained below.

     Operating costs and expenses. Operating costs and expenses increased marginally by $247to $112,076 during the six months ended December 31, 2005 from $111,829 for the prior fiscal year due to increases in general office expenses offset by decreases in professional expenses.

     Other income (expense): Other income increased $78,197 to $171,656 during the six months ended December 31, 2005 from $93,459 for the six months ended December 31, 2004. The increase in other income is comprised primarily of an increase of $135,765 in the gain on derivative asset offset in part by a decrease of $66,363 in the equity in earnings of Comtex .

Liquidity and Capital Resources
-------------------------------

     The Company had net working capital of $131,747 at December 31, 2005. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligations through payments of interest from the Note and from the sales of equity interests in Analex.

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



January 19, 2007                  /s/ C.W. Gilluly, Ed.D.
                                  -----------------------------------
                                  C.W. Gilluly, Ed.D.
                                  Chief Financial Officer

                                                                  Exhibit 32.1

                    Certification of Chief Executive Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

C.W. Gilluly, Chief Executive Officer of AMASYS Corporation (the "Company") certifies in his capacity as an officer of the Company that he has reviewed the Report of the Company on Form 10-QSB/A for the quarter ended December 31, 2005 and that to the best of his or her knowledge:

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



January 19, 2007                  /s/ C.W. Gilluly, Ed.D
                                  --------------------------------------------
                                  C.W. Gilluly, Ed.D.
                                  Chief Executive Officer

                                                                  Exhibit 32.2


                    Certification of Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

C.W. Gilluly, Chief Financial Officer of AMASYS Corporation (the "Company") certifies in his capacity as an officer of the Company that he has reviewed the Report of the Company on Form 10-QSB/A for quarter ended December 31, 2005 and that to the best of his or her knowledge:

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