Form 10KSB/A
period 2005-06-30
AMASYS CORP
filed 2007-03-22
CIK 1023198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                               Amendment No. 2 to
                                 FORM 10-KSB/A

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) 1. FINANCIAL STATEMENTS

                Report of Independent Registered Public Accounting
                   Firm (Kaiser Scherer & Schlegel, PLLC)              F-1

                Report of Independent Registered Public Accounting
                   Firm for Comtex News Network, Inc.
                  (Goldstein Golub Kessler LLP)                        F-2

                Balance Sheet at June 30, 2005                         F-3

                Statements of Operations for the fiscal
                   years ended June 30, 2005 and 2004                  F-4

                Statements of Stockholders' Equity  (Deficit)
                   for the fiscal years ended June 30, 2005 and 2004   F-5

                Statements of Cash Flows for the fiscal
                   years ended June 30, 2005 and 2004                  F-6

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

Date: March 22, 2007


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

DIRECTORS:
----------

Signature                               Title          Date
---------                               -----          ----


/s/ C.W. Gilluly                        Chairman       March 22, 2007
-------------------------------------   and Director
C.W. Gilluly, Ed.D.


/s/ Robert F. Delaney                   Director       March 22, 2007
-------------------------------------
Robert F. Delaney


/s/ Robert J. Lynch, Jr.                Director       March 22, 2007
-------------------------------------
Robert J. Lynch, Jr.


/s/ Thomas E. McMahan                   Director       March 22, 2007
-------------------------------------
Thomas E. McMahan

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


                                        /s/ Kaiser Scherer & Schlegel, PLLC

McLean, Virginia
September 27, 2005, except for Note 10, as to which the date is January 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Board of Directors and Stockholders
Comtex News Network, Inc.


We have  audited the  accompanying  consolidated  balance  sheets of Comtex News
Network, Inc. as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comtex News Network, Inc. at June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.



/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 26, 2005

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