Form 10QSB/A
period 2006-03-31
AMASYS CORP
filed 2007-03-30
CIK 1023198

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.

                          FORM 10-QSB/A
(Mark One)

 X   Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the quarter ended March 31, 2006; or

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


Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No  _____

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No  X

The Company knows of no trading in its Common Stock since its inception. As of March 31, 2006, there were 1,775,880 shares of stock held by non-affiliates.

As of June 30, 2005, 2,207,350 shares of the Common Stock of the
Registrant were outstanding.

Transitional Small Business Disclosure Format (check one):
Yes          No  __X_

                       AMASYS CORPORATION
                        TABLE OF CONTENTS


                                                         Page No.

Part I    Financial Information:

Item 1.   Financial Statements                                1

     Balance Sheet1
      as of March 31, 2006 (unaudited)                        1

     Statements of Operations                                 2
      for the Three and Nine Months Ended
      March 31, 2006 and 2005 (unaudited)

     Statements of Cash Flows                                 3
      for the Nine Months Ended
      March 31, 2006 and 2005 (unaudited)

     Notes to Financial Statements                            4


Item 2.   Management's Discussion and Analysis                7
     or Plan of Operations

Item 3.   Controls and Procedures                             12

Part II   Other Information:

Item 1.   Legal Proceedings                                   12
Item 2.   Unregistered Sales of Equity Securities and Use
          Of Proceeds                                         12
Item 3.   Defaults Upon Senior Securities                     12
Item 4.   Submission of Matters to a Vote of Security Holders 13
Item 5.   Other Information                                   13
Item 6.   Exhibits and Reports on Form 8-K                    13


SIGNATURES                                                    14

Certifications of Chief Executive Officer and Chief Financial
  Officer                                                     16

                             PART I

Item 1.        Financial Statements

                       AMASYS Corporation
                          Balance Sheet
                           (Unaudited)

                                           March 31, 2006
                                           --------------
Assets
Current assets:
Cash and cash equivalents                  $     13,736

Short-term investment                           118,907
                                           --------------
Total current assets                            132,643
Note receivable-related party, net of
 discount of $193,492                           663,462
Investment in common stock - related party      139,055
Derivative asset                                 45,103
                                           --------------
Total assets                               $    980,263
                                           ==============
Liabilities and stockholder's equity
Current liabilities:
     Deferred interest revenue             $      7,141
Accounts payable and accrued expenses            52,115
                                           --------------
Total current liabilities                        59,256

Stockholder's equity:
Preferred stock, $0.01 par value; 1,000,000       1,960
shares authorized; 196,000 shares issued
and outstanding
Common stock, $0.01 par value; 20,000,000        22,073
shares authorized; 2,207,350 shares issued
and outstanding
Additional paid-in capital                      919,480
Accumulated other comprehensive income           71,634
Retained earnings (deficit)                     (94,140)
                                           --------------
Total stockholders' equity                      921,007
                                           --------------
Total liabilities and stockholder's equity $    980,263
                                           ==============

See accompanying notes.

                               AMASYS Corporation
                            Statements of Operations
                                   (Unaudited)

                                        Three Months Ended      Nine Months Ended
                                             March 31,              March 31,
                                       --------------------------------------------
                                         2006        2005         2006       2005
                                       --------------------------------------------
Operating costs and expenses:
Professional services                  $  66,972    $29,056     $164,383   $127,744
General and administrative                 4,353      3,725       19,018     16,866
                                       --------------------------------------------
Total operating costs and expenses        71,325     32,781      183,401    144,610

Other income (expense):
Gain on sale of short-term investment      8,625     23,800       52,665     59,045
Interest income                           44,489     44,489      133,467    133,467
Equity in (losses) earnings of Comtex    (19,690)    17,401      (38,683)    64,771
(Loss) gain on derivative asset         (117,267)    10,082      (59,636)   (68,052)
                                       --------------------------------------------
Total other (expense) income             (83,843)    95,772       87,813    189,231

(Loss) income before income taxes       (155,168)    62,991      (95,588)    44,621

Provision for income taxes                   -         -          -         -
                                       --------------------------------------------
Net (loss) income                      $(155,168)   $62,991     $(95,588) $  44,621
                                       ============================================
(Loss) earnings per share:
Basic                                  $   (0.08)   $ 0.017     $  (0.08) $  (0.01)
                                       ============================================
Diluted                                $   (0.08)   $ 0.015     $  (0.08) $  (0.01)
                                       ============================================

Weighted average number of shares:
Basic                                  2,207,350    2,207,350   2,207,350  2,207,350
                                       ============================================
Diluted                                2,207,350    4,167,350   2,207,350  2,207,350
                                       ============================================

See accompanying notes.

                       AMASYS Corporation
                    Statements of Cash Flows
                           (Unaudited)

                                                  Nine Months Ended
                                                      March 31,
                                                --------------------
                                                  2006        2005
                                                --------------------
Operating activities:
Net (loss) income                               $(95,588)  $ 44,621
Adjustments to reconcile net (loss) income to
Net cash used in operating activities:
Amortization on note receivable discount         (69,195)   (69,195)
   Loss on derivative asset                       59,636     68,052
(Gain) on sale of short-term investment          (52,666)   (59,045)
Equity in losses (earnings)                      38,683     (64,771)
Changes in operating assets and liabilities

Accounts payable and accrued expenses            55,575      (2,852)
                                                --------------------
Net cash used in operating activities           (63,555)    (83,190)

Investing activities:
Proceeds from sale of short-term investment      76,267      77,420
                                                --------------------
Net cash provided by investing activities        76,267      77,420

Net increase (decrease) in cash                  12,712      (5,770)
Cash at beginning of period                       1,024      10,007

Cash at end of period                           $13,736    $  4,237
                                                ====================

See accompanying notes.

1.   Basis of Presentation

     The accompanying interim financial statements of AMASYS Corporation (the "Company" or "AMASYS") are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission on September 28, 2005 and amended on January 19, 2007.


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

     No compensation cost has been recognized under SFAS 123 for the Company's employee stock option plan. Due to the fact that options granted in 1996 were immediately exercisable, net income
(loss) is the same under SFAS 123 and APB 25 for the three months ended March 31, 2006 and 2005.

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

3.   Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                            Three Months Ended     Nine Months Ended
                                                 March 31,             March 31,
                                           -------------------------------------------
                                              2006       2005       2006        2005
                                           -------------------------------------------
Numerator:
Net  (loss) income                         $(155,168)  $62,991    $(95,588)    $44,621
Preferred stock dividends                    (24,500)  (24,500)    (73,500)    (73,500)
                                           --------------------------------------------
Numerator for basic earnings per share      (179,668)   38,491    (169,088)    (28,879)
Effect of dilutive securities                   -       24,500        -           -
                                           --------------------------------------------
Numerator for dilutive earnings per share  $(179,668)  $62,991    $169,088)   $(28,879)
                                           ============================================

Denominator:
Denominator for basic earnings per
  share-weighted average shares            2,207,350   2,207,350  2,207,350   2,207,350
Effect of dilutive securities:
Convertible preferred stock                            1,960,000                  -
                                           --------------------------------------------
Denominator for diluted earnings per share 2,207,350   4,167,350 2,207,350   2,207,350
                                           ============================================

Basic  (loss) earnings per share           $  (0.08)   $ 0.017   $  (0.08)    $ (0.01)
                                           ============================================
Diluted (loss) earnings per share          $  (0.08)   $ 0.015   $  (0.08)    $ (0.01)
                                           ============================================

     For the three months ended March 31, 2006 and the nine months ended March 31, 2006 and 2005, the 1,960,000 shares issuable upon the conversion of the Series A Preferred Stock have been excluded from the computation since their effect was not dilutive. For all periods presented, the 900,000 shares issuable upon the exercise of stock options have been excluded from the computation since their effect was not dilutive.


4.   Investment in Common Stock - Related Party

     At March 31, 2006, the Company had a 16% ownership interest in Comtex. Since the Company has the ability to significantly influence the operations of Comtex, the Company accounts for its investment in Comtex under the equity method of accounting. The Company can significantly influence the operations of Comtex since (i) if the Company converted its note receivable from Comtex into shares of Comtex, the Company would have a 21% ownership interest in Comtex, (ii) the Company as well as the Company's Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and the Company's Chairman and CEO have a combined ownership interest in Comtex of 36%, and (iv) the Company's Chairman is the Chairman and interim Chief Executive Officer of Comtex.

     The following information presents condensed balance sheet information of Comtex as of March 31, 2006 and income statement information of Comtex for the three months and nine months ended
March 31, 2006 and 2005:


                          March 31,
                             2006
                         -----------
Current assets            $2,840,450
Other assets                 256,195
Current liabilities        1,301,346
Long-term liabilities        868,809

                              Three Months Ended        Nine Months Ended
                                  March 31,                 March 31,
                          ---------------------------------------------------
                              2006          2005        2006         2005
                          ---------------------------------------------------
Revenues                  $1,966,772     $1,927,293   $5,895,815   $6,000,220
Gross Profit              1,064,568       1,009,708    3,118,777    3,135,837
Net income (loss)         (125,268)          82,031     (246,562)     297,756


5.    Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from nonowner sources. The Company's comprehensive income (loss) includes unrealized gains (losses) on its short-term investment, as well as reclassification adjustments resulting from gains on sales of short-term investments that were realized and included in net income in the current period. In accordance with paragraphs 18 through 20 of SFAS 130, these gains had also been included in Other Comprehensive Income as unrealized holding gains in the period in which they arose. These gains are, therefore, deducted from Other Comprehensive Income to avoid including them twice. During the three and nine months ended March 31, 2006 and 2005, the Company reclassified realized gains and recognized net unrealized (losses) gains on its short-term investments as follows:

                                         Three Months Ended       Nine Months Ended
                                             March 31,                March 31,
                                      ------------------------------------------------
                                          2006         2005       2006        2005
                                      ------------------------------------------------
Net (loss) income                     $(155,168)    $ 62,991     $ (95,588)   $ 44,621
Other comprehensive income:
Unrealized (loss) gain on short term
  investment                             (8,459)     (77,185)      (54,174)      2,742

Less:  reclassification adjustment
  for gains included in net (loss)
  income                                 (8,625)     (23,801)      (52,665)    (59,045)
Net unrealized (loss) gain on short-
  term investment                       (17,084)    (100,986)     (106,839)    (56,303)
                                      -------------------------------------------------
Other comprehensive income              (17,084)    (100,986)     (106,839)    (56,303)
                                      -------------------------------------------------
Comprehensive (loss) income           $(172,253)    $(37,995)    $(202,427)   $(11,682)
                                      =================================================

Item 2.   Management's Discussion and Analysis or Plan of
          Operation

Company History

     AMASYS Corporation ("AMASYS" or the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996. As a result of a series of transactions during the 1980's, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex"), formerly known as Hadron, Inc. As of March 31, 2006 AMASYS had a 16% interest in Comtex and less than a 1% equity interest in Analex. The Company's business is the maintenance of its equity interest in and note receivable from Comtex and equity interest in Analex.

     On July 2, 2001, the Company filed the following reports with the Securities and Exchange Commission (the "SEC"): Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. Prior to these filings, the Company had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the quarter ended December 31, 1996 because of the difficulty associated with the preparation of the Company's initial financial statements as successor to Infotech. The Annual Report on Form 10-K for the year ended June 30, 2002 was timely filed. The Annual Report on Form 10-K for the year ended June 30, 2003 was filed on November 7, 2003. The Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 was filed on February 20, 2004 pursuant to a Form 12b-25 filed on February 17, 2004. Subsequent Form 10-QSBs were timely filed. The Annual Report on Form 10-KSB for the year ended June 30, 2004 was filed on October 7, 2004 pursuant to a Form 12b-25 filed on September 27, 2004. The Annual Report on Form 10-KSB for the year ended June 30, 2005 was filed on September 28, 2005 and was amended on January 19, 2007.

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

     The Note is convertible as follows:

                                    For the Quarter Ended March 31,
                                   --------------------------------
                                         2006             2005
                                   --------------------------------
Face value of Note                     $856,954         $856,954
Conversion price per share              $0.95            $0.85
Number of shares into which the
  Note is convertible                  902,057         1,008,181
Comtex share price                      $0.19            $0.18

     The carrying value of the Note, net of a $193,492 discount is $663,462 at March 31, 2006.

     The Company also owns 43,239 shares of common stock of publicly-held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security. As of March 31, 2006, Analex had 16,680,150 shares of common stock outstanding.

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

Analex Corporation

     The Company owns 43,239 shares of the common stock of Analex (SEC File No. 0-5404), which trades on the American Stock Exchange under the symbol NLX. Analex specializes in systems engineering and developing intelligence solutions in support of national security. Analex focuses on designing, developing and testing aerospace products and systems; developing innovative technical solutions for the intelligence community; and analyzing and supporting defense systems.

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

     As discussed in Item 2 (Overview), the company has a note receivable-related party from Comtex. In August 2001, the Note was amended to include a provision that allows the Company to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. In accordance with SFAS 133, the Company has accounted for this conversion option as an embedded derivative. As a result, the conversion option is carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings.

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

     The fair value of the derivative instrument is estimated at the end of the period, using the following assumptions:

                                           For the Quarter Ended
                                                 March 31,
                                         -----------------------
                                            2006        2005
                                         -----------------------
Risk-free rate of interest                   4%          4%
Expected dividend rate                       0%          0%
Expected life, in years                     2.25        3.25
Per share market price of Comtex stock      $0.19       $0.18
Conversion factor                           $0.95       $0.85
Number of shares under option              902,057    1,008,181
Black-Scholes option price per share        $0.05       $0.06

Derivative asset value                     $45,103     $60,491

     As of March 31, 2006, the balance of the derivative asset was $45,103 and for the quarters ended March 31, 2006 and 2005, we recognized (loss) gain on the derivative asset of $(117,267) and $10,082, respectively, for (losses) gains in the fair value of the conversion feature.

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

     During the nine months ended March 31, 2006 and 2005, the Company reclassified unrealized gains of $52,665 and $59,045 on the available-for-sale security included as a separate component of stockholders' equity to realized gains due to the sale of securities.

Investment in Common Stock-Related Party

     At March 31, 2006 and 2005, we had a 16% ownership interest in Comtex. The Company evaluated the applicability of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, ("FIN 46"), to its equity investment in Comtex. Specifically, the Company has determined that Comtex is not a variable interest entity because the requirements of paragraphs 4(h) and 5 are not met:

     (1) AMASYS did not participate in the design or redesign of Comtex;
     (2) Comtex's activities neither involve nor are conducted on behalf of AMASYS;
     (3) AMASYS's equity and subordinated debt are less than half of the total of Comtex's equity, subordinated debt and other subordinated financial support, based on the fair values of the interest in Comtex;
     (4) Comtex's activities are not primarily related to securitizations or other forms of asset-backed financing or single-lessee leasing arrangements.

     Since we have the ability to significantly influence the operations of Comtex, we account for our investment in Comtex under the equity method of accounting. We can significantly influence the operations of Comtex since (i) if we converted our
Note into shares of Comtex, we would have a 21% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO are Comtex's largest individual shareholders, (iii) the Company and our Chairman and CEO have a combined ownership interest in Comtex of 37%, (iv) our Chairman is the Chairman and interim Chief Executive Officer of Comtex. During the quarter ended March 31, 2006 and 2005, we recognized (loss) income of $(19,690) and $17,401 for our share of Comtex earnings, respectively.

Note Receivable-Related Party

     Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), suggests that when certain indicators are present, a loan should be evaluated for collectibility. Since Comtex has been experiencing financial difficulties in the past year, we
evaluated the Note for collectibility.   As a result, we
evaluated whether or not there is an impairment loss by comparing the fair value of the collateral (a continuing interest in all receivables, purchase orders, and all patents and technology now or hereafter held or received by Comtex) to the carrying value of the Note of $663,462. Since the fair value of the collateral exceeds the carrying value of the Note, we did not record an impairment charge at March 31, 2006.

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

Results of Operations

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

     The Company had a net loss of $(155,168) during the three months ended March 31, 2006 compared to net income of $62,991 during the three months ended March 31, 2005. The decrease in the net income is explained below.

     Operating costs and expenses. Operating costs and expenses increased $38,544 from $32,781 at March 31, 2005 to $71,325 at
March 31, 2006 due primarily to an increase in legal and audit expenses related to the SEC review of previously filed reports, a change in audit firms, administrative costs associated with exploring the potential acquisition of WMC and redemption of the Series A shareholders.

     Other income (expense): Other income decreased $(179,615) from other income of $95,772 during the three months ended March 31, 2005 to other expense of $(83,843) during the three months ended March 31, 2006. The decrease in other income is comprised of a decrease in the gain on note receivable conversion of $127,349, which was due to a more than 50% decrease in the per share price of Comtex common stock from December 31, 2005 to March 31, 2006. Additionally, Comtex experienced net income of approximately $82,000 at March 31, 2005 compared to a net loss of approximately $(125,000) at March 31, 2006 which contributed to a decrease in the equity in earnings of Comtex of $37,091. The decrease in gains from sales of the short-term investment of $15,175 is a result of the Company selling shares of Analex common stock to finance operations during the third quarter 2006 than in the same quarter for 2005 coupled with a decrease in the average price per share of Analex of about $1.25 per share during the third quarter 2006 compared with third quarter 2005.

Comparison of the nine months ended March 31, 2006 to the nine months ended March 31, 2005

     The Company had a net loss of $(95,588) during the nine months ended March 31, 2006 compared to net income of $44,621 during the nine months ended March 31, 2005. The decrease in net income is explained below.

     Operating costs and expenses. Operating costs and expenses increased by $38,791 to $183,401 during the nine months ended March 31, 2006 from $144,610 for the same period in 2005 due primarily to increases in legal fees related to the SEC review of previously filed reports, a change in audit firms, administrative costs associated with exploring the potential acquisition of WMC and redemption of the Series A shareholders, coupled with increases in general office expenses to support those efforts.

Other income (expense): Other income decreased $(101,418) to $87,813 during the nine months ended March 31, 2006 from $189,231 for the same period in 2005 due primarily to decreases in the equity share of Comtex earnings as Comtex began reporting net losses during fiscal year 2006.

Liquidity and Capital Resources

     The Company had net working capital of $73,387 at March 31, 2006. The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds. Accordingly, the Company has not required any funding sources. The Company expects to meet its short-term obligations through payments of interest from the Note and from the sale of equity interests in Analex.

Cautionary Statements Concerning Forward-Looking Statements

     Except for the historical information contained herein, the matters discussed in this Form 10-QSB/A include forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may be identified by reference to a future period or by use of forward-looking terminology such as "anticipate", "expect", "could", "may" or other words of a similar nature. Forward-looking statements, which the Company believes to be reasonable and are made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

Date:  February 28, 2007


AMASYS CORPORATION


By:  /s/ C.W. GILLULY
     ----------------
     C.W. Gilluly, Ed.D.
     President and Chief Executive Officer
     (Principal Executive Officer and
      Principal Financial and Accounting Officer)

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

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures as of a date within ninety
(90) days prior to the filing of this report (the "Evaluation
Date"); and

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


February 28, 2007                  /s/   C.W. GILLULY
                                   ------------------
                                   C.W. Gilluly, Ed.D.
                                   President and Chief Executive
                                   Officer

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

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures as of a date within ninety
(90) days prior to the filing of this report (the "Evaluation
Date"); and

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


February 28, 2007                  /s/   C.W. GILLULY
                                   --------------------
                                   C.W. Gilluly, Ed.D.
                                   Chief Financial Officer

                                                           Exhibit 32.1

            Certification of Chief Executive Officer
    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

C.W. Gilluly, Chief Executive Officer of AMASYS Corporation (the "Company") certifies in his capacity as an officer of the Company that he has reviewed the Report of the Company on Form 10-QSB/A for the quarter ended March 31, 2006 and that to the best of his knowledge:

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



February 28, 2007                  /s/   C.W. GILLULY
                                   ------------------
                                   C.W. Gilluly, Ed.D.
                                   Chief Executive Officer

                                                     Exhibit 32.2


            Certification of Chief Financial Officer
    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

C.W. Gilluly, Chief Financial Officer of AMASYS Corporation (the "Company") certifies in his capacity as an officer of the Company that he has reviewed the Report of the Company on Form 10-QSB/A for quarter ended March 31, 2006 and that to the best of his knowledge:

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



February 28, 2007                  /s/   C.W. GILLULY
                                   ------------------
                                   C.W. Gilluly, Ed.D.
                                   Principal Finance Officer
                                   (Chief Financial Officer)