Form 10KSB
period 2006-06-30
AMASYS CORP
filed 2007-10-09
CIK 1023198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-KSB
(Mark One)

X	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006, or

___	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-21555

AMASYS CORPORATION
(Name of Small Business Issuer in its charter)

Delaware	54-1812385
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

625 N. Washington Street, Suite 301, Alexandria, Virginia 22314
(Address of principal executive office)

Issuer’s telephone number, including area code: (703) 797-8111

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
     (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registration is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes       No  X

The Company knows of no trading in its Common Stock since its inception.  As of June 30, 2006, there were 1,775,880 shares of stock held by non-affiliates.

As of June 30, 2006, 2,207,350 shares of the common stock of the registrant were outstanding.

PART I

Item 1.                                Business

Company History

AMASYS Corporation (“AMASYS” or the “Company”) was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996.  As a result of a series of transactions during the 1980’s, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. (“Comtex”) and Analex Corporation (“Analex”), formerly known as Hadron, Inc.  As of June 30, 2006, AMASYS had a 16% interest in Comtex and less than a 1% equity interest in Analex.  The Company’s business is the maintenance of its equity interest in and note receivable from Comtex and equity interest in Analex.

On July 2, 2001, the Company filed the following reports with the Securities and Exchange Commission (the “SEC”):  Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.  Prior to these filings, the Company had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the quarter ended December 31, 1996 because of the difficulty associated with the preparation of the Company’s initial financial statements as successor to Infotech.  The Annual Report on Form 10-K for the year ended June 30, 2002 was timely filed.  The Annual Report on Form 10-K for the year ended June 30, 2003 was filed on November 7, 2003.    All subsequent annual and quarterly reports of the Company through the June 30, 2006 reporting period have been filed with the SEC, and the Company intends to file all subsequent quarterly reports with the SEC as soon as possible.

Overview

AMASYS is the successor to Infotech, pursuant to Infotech’s bankruptcy proceeding.  AMASYS’ primary assets are its equity interest in and note receivable from Comtex and equity interest in Analex.  AMASYS owns 16% of the outstanding equity of Comtex, while the remainder is publicly owned.  Comtex is a leading wholesaler of electronic real-time news and content to major financial and business information distributors.  On December 9, 2003, the Company executed an amendment to the Note for the purpose of reducing the conversion price at which the Amended Note may be converted into common stock of Comtex.  Pursuant to this Third Amendment, the Company agreed to subordinate the Amended Note to both Comtex’s note payable to its former landlord and to a bank financing agreement.  In consideration for these subordination agreements, Comtex agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter, until June 9, 2008 when the conversion price will reach a cap of $1.20 per share.  This will be the final increase before the Note matures on July 1, 2008.  In addition to its 16% equity ownership of Comtex, the Company also holds a note receivable in the amount of $856,954 from Comtex (the “Note”).  The carrying value of the Note, net of a $170,427 discount is $672,336.  As of June 30, 2006, the Company has recognized losses in excess of basis as an adjustment to the basis of the Note of $14,191.  The Company also owns 31,000 shares of common stock of publicly-held Analex, a defense contractor specializing in developing innovative technical intelligence and biodefense solutions in support of U.S. national security.  As of June 30, 2006, Analex had 16,732,890 shares of common stock outstanding.  The Company believes that, by virtue of an exemption to the Investment Company Act of 1940 (“1940 Act”), the Company should not be deemed to be an “investment company” and, accordingly, should not be required to register as such.  The rules and interpretations of the SEC and the courts relating to the 1940 Act and to its exemptions are highly complex and uncertain in numerous aspects.  As a result, no assurance can be given that the Company will not be deemed an “investment company” for purposes of the 1940 Act and be required to register as an investment company, in which case the Company could be subject to legal actions by regulatory authorities and others and could be forced to suspend or terminate operations.  The costs of defending any such action could constitute a material part of the Company’s assets.

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

The demand for news and content distribution paralleled the tremendous growth of the Internet during the late 1990’s.   Similarly, the subsequent collapse of Internet-related businesses has resulted in business consolidation and failures, the decline of individual investor web sites, and the erosion of royalties from corporate solution providers.  Given these market conditions, toward the end of fiscal year 2003, Comtex commenced a thorough evaluation of its market position, product line, pricing and technology strategies as part of an overall strategic revitalization plan.

Comtex relies heavily on third-party information sources for the content of its product offerings.  Interruption in, or the termination of, service from a significant number of its information sources would affect Comtex’s ability to offer products or maintain product quality.  Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have an adverse effect on Comtex’s revenues.

Comtex also relies heavily on third party providers for telecommunications, electrical power, Internet connectivity, and related or similar services as well as system redundancy for the development and delivery of its products.  Failure of, interruption in, or the termination of, these services would also affect Comtex’ ability to create and deliver products.  Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have an adverse effect on Comtex’s revenues.

Comtex is a publicly-traded company and more information concerning the operations of Comtex can be found in its own filings with the SEC.

Analex Corporation

The Company owns 31,000 shares of the common stock of Analex (SEC File No. 0-5404), which trades on the American Stock Exchange under the symbol NLX.  Analex specializes in developing intelligence, systems engineering and biodefense solutions in support of national security.  Analex focuses on designing, developing and testing aerospace products and systems; developing innovative technical solutions for the intelligence community; developing medical defenses and treatments for infectious agents used in biological warfare and terrorism; and analyzing and supporting defense systems.

Employees

At June 30, 2006, the Company used the services of two consultants, both of whom serve as officers of the Company.  The Company has no employees.

Relationship With The Pension Benefit Guaranty Corporation (“PBGC”)

As previously discussed (see “Company History”), pursuant to the confirmed orders of the United States Bankruptcy Court for the Southern District of New York (the “Court”), entered on June 23, 1994 and finalized on January 2, 1997, Infotech’s Third Joint Plan of Reorganization, dated March 30, 1994, as amended (the “Plan”), was confirmed, and the Company and Infotech entered into an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996, whereby the Company acquired certain assets and assumed certain liabilities of Infotech.  As called for by the Plan, the Company issued to the PBGC, 196,000 shares of the Company’s 5% convertible preferred stock (Series “A” Preferred Stock), convertible into 1,960,000 shares of the Company’s common stock.

Furthermore, the Company entered into an agreement with the PBGC granting PBGC certain rights.  In addition to the issuance to the PBGC of the Company’s Series “A” Preferred Stock, the Company:

1)
issued to the PBGC a $1,500,000 zero coupon note effective June 21, 1996, for which a settlement was reached (“Settlement”) in which $189,998 was paid in full satisfaction of such note on February 1, 2002.

2)	granted the PBGC the right to name two members to the Boards of Directors of both the Company and Comtex, which right was waived by the PBGC in the Settlement; and

3)
granted the PBGC the unilateral right, through December 31, 2001, which has since expired, to require the Company to use its best efforts to liquidate the Company’s interest in Analex and Comtex through secondary offerings and private sales.

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
AMASYS also executed agreements on September 25, 2006 to redeem from the holders of its Preferred Stock, pro rata to their respective ownership interests, 55,209 shares of AMASYS Series A Preferred Stock (the “Series A”) in consideration for: (a) AMASYS’ entire interest in the outstanding promissory note in favor of AMASYS made by Comtex News Network, Inc. (Comtex) in the principal amount of $857,000; and (b) 2,153,437 shares of Comtex common stock.  Pursuant to the agreement, the holders of the Series A converted the balance of the Series A shares, together with any and all rights to accrued but unpaid dividends thereon, into 2,111,860 shares of AMASYS Common Stock.  Therefore, effective September 25, 2006, AMASYS no longer owns the promissory note made by Comtex and AMASYS no longer holds any shares of Comtex common stock.

On November 15, 2006, C.W. Gilluly, the president of the Company, exercised his options to purchase 350,000 restricted shares (out of a total of 900,000 options) and the Company issued 350,000 restricted shares to him.  The remaining 550,000 options expired on November 16, 2006.

On May 24, 2007, the Company borrowed $10,000 from Private Capital Group, LLC at WSJ Prime + 1.75% maturing on or before December 31, 2007.  The Company also promised to grant to Private Capital Group, LLC 1,000,000 shares of restricted common stock and to issue a Warrant to Private Capital Group for an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as inducement to Private Capital Group, LLC to make the loan.  There are 2, 207,350 shares of common stock outstanding at June 30, 2006.   Private Capital Group, LLC is affiliated with World Mineral Corporation, which signed the Agreement and Plan of Share Exchange by and among AMASYS Corporation, World Mineral Corporation and the shareholders of World Mineral Corporation, dated September 26, 2006.

On May 24, 2007, the Company borrowed $10,000 from C.W. Gilluly at WSJ Prime + 1.75% maturing on or before December 31, 2007.  The Company also promised to grant to Mr. Gilluly 1,000,000 shares of restricted common stock and to issue a Warrant to Mr. Gilluly for an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01per share as inducement to Lender to make the loan.  There are 2, 207,350 shares of common stock outstanding at June 30, 2006.

As previously reported, Director Robert F. Delaney retired from the board of directors effective November 26, 2006.

Item 2.                                Properties

The Company owns no real estate.  The Company leases certain space from Comtex on a month-to-month basis.  During fiscal 2006, the Company incurred $3,632 to Comtex for the pro rata portion of its office and administrative expenses to Comtex for its use of the facilities at 625 N. Washington Street, Alexandria, Virginia.

Item 3.                                Legal Proceedings

AMASYS has no outstanding, material legal proceedings.

Item 4.                                Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                                Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock, par value $.01 per share (“Common Stock”), has not traded since its initial registration on Form 8-A with the SEC.  There is no established public trading market for the Common Stock.

The approximate number of holders of record of the Company’s Common Stock as of June 30, 2006 was 669.

The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock option plan.

Set forth below is certain information as of June 30, 2006 regarding equity compensation to directors and executive officers of the Company that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Stock Option Plan	900,000 (1)	$0.01	50,000

Total	900,000	$0.01	50,000
__________________
(1)  Options to purchase 50,000 shares of common stock expired during fiscal year 2003 pursuant to their terms.

Item 6.                                Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We have a Note from Comtex.  In August 2001, the Note was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex.  In accordance with SFAS 133, we have accounted for this conversion option as an embedded derivative.  As a result, the conversion option is being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings.  As of June 30, 2006, the balance of the derivative asset was $419,907 and for the fiscal year ended June 30, 2006, we recognized other income of $315,168 due to the increase in value of this derivative.

Investment in Comtex

At June 30, 2006 and 2005, we had a 16% ownership interest in Comtex.  Since we have the ability to significantly influence the operations of Comtex, we account for our investment in Comtex under the equity method of accounting.  We can significantly influence the operations of Comtex since (i) if we converted our note receivable-related party into shares of Comtex, we would have a 21% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO are Comtex’s largest individual shareholders, (iii) the Company and our Chairman and CEO have a combined ownership interest in Comtex of 36%, and (iv) our Chairman is the Chairman of the Board and interim Chief Executive Officer of Comtex.  During the year ended June 30, 2006, we recognized expense of $71,934 for our share of Comtex losses and during the year ended June 30, 2005, we recognized income of $132,988 for our share of Comtex earnings.

As of June 30, 2006, the basis of our investment in Comtex has been decreased to $-0- through the recognition of the Company’s share of Comtex’s losses.  As in prior periods, losses in excess of the investment basis adjusted the basis of the Note, in accordance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee.  During the year ended June 30, 2005, equity in earnings of Comtex were sufficient to fully restore basis in the Note to $854,956 as well as partially restore basis in the investment of common stock. However, during the year ended June 30, 2006, the Company’s share of Comtex losses reduced the basis in the investment in common stock – related party to $-0- and required a reduction of $14,191 in the basis of the Note, resulting in a carrying value of $672,336, net of a discount of $170,427.

Note Receivable from Comtex

Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), suggests that when certain indicators are present, a loan should be evaluated for collectibility.  Since Comtex experienced prior year losses, we evaluated the Note for collectibility.  As a result, we evaluated whether or not there is an impairment loss by comparing the fair value of the collateral (including cash and security interest in the accounts receivable of Comtex) to the carrying value of the Note of $672,336.  We believe that since the fair value of our collateral exceeded the carrying value of the Note, we should not record an impairment charge at June 30, 2006.

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

Results of Operations

Comparison of the fiscal year ended June 30, 2006 to the fiscal year ended June 30, 2005

The Company had net income of $281,531 in fiscal year 2006 compared to net income of $175,366 in fiscal year 2005.  The increase is explained below.

Operating costs and expenses.  Operating costs and expenses increased $29,048 to $209,886 in fiscal year 2006 primarily due to a increase in legal fees as the Company responded to SEC findings during it’s triennial review and the Company explored the feasibility of selling the company.  General and administrative fees increased in support of those efforts.

Other income (expense):  Other income (expense) increased $135,213 from other income of $356,204 in fiscal year 2005 to other income of $491,417 in fiscal year 2006 primarily due to an increase of $338,972 in the value of the derivative asset, which was due to fluctuations in the option price calculated using a Black-Scholes option pricing model.  During fiscal year 2006, the Company’s share of the equity in earnings of Comtex decreased $204,922, which was due to the continuing operating losses of Comtex.

Liquidity and Capital Resources

The Company had net working capital of $52,027 at June 30, 2006.  The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds.  Accordingly, the Company has not required any funding sources.  The Company expects to meet its short-term obligations through payments of interest from the Note and from the sales of equity interests in Analex.

Cautionary Statements Concerning Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this Form 10-KSB include forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934.  These forward-looking statements may be identified by reference to a future period or by use of forward-looking terminology such as “anticipate”, “expect”, “could”, “may” or other words of a similar nature.  Forward-looking statements, which the Company believes to be reasonable and are made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Item 7.                                Financial Statements

The information required by this item is set forth under Item 13, which is incorporated herein by reference.

Item 8.                                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.                             Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 (e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 8B.                             Other Information

None.

PART III

Item 9.                               Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act.

Directors

The following table contains information as of June 30, 2006 as to each Director of the Company:

		Director	Office Held
Name	Since	Age	with the Company

C.W. Gilluly, Ed.D.	1992	60	Chairman of the Board, President and Chief Executive Officer

Robert F. Delaney (1,2)	1992	81	Director

Robert J. Lynch, Jr. (1,2)	1992	73	Director

Thomas E. McMahan (1,2)	1992	63	Director

(1)	Member of the Audit Committee. The Audit Committee met four times during the fiscal year ended June 30, 2006.
(2)	Member of the Compensation Committee

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

THOMAS E. MCMAHAN is the founder of McMahan Associates, a private corporation that provides strategic investment advice and counsel to the financial information industry.  From 1995 to 2000, Mr. McMahan served as senior vice president for corporate development for MERGENT, INC., a $60 million diversified financial information business.  Mr. McMahan served as General Manager of Shark Information Systems, a subsidiary of Infotechnology, Inc., in 1993 and served as Vice President for Business Development of Infotechnology, Inc. in 1990.  From 1972 though 1990, Mr. McMahan served in various capacities at McGraw-Hill/Standard & Poor’s, including Senior Vice President and Chief of Staff of Standard & Poor’s Trader Services from 1988 through 1990.

Executive Officer

As of June 30, 2006, the only executive officer of the Company who is not also a Director of the Company is S. Amber Gordon, the Corporate Secretary of the Company.

S. AMBER GORDON (52) was appointed corporate secretary and treasurer of the company in October 1996.  Ms. Gordon also serves as the Corporate Secretary of Comtex, a position she has held since May 1996.  Ms. Gordon has been the president of S.A. Gordon Enterprises, Inc., a financial relations and marketing communications firm, since 1985.  Ms. Gordon also served in senior management positions, the most recent of which was Executive Vice President of Analex, an information technology company serving the intelligence community, from June 1991 through August 2000.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and Directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC.  Executive officers, Directors and greater than 10% stockholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

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

Item 10.                             Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by the Company to its President and Chief Executive Officer, during the fiscal year ended June 30, 2006.  Neither Dr. Gilluly nor any other officer of the Company receives compensation in excess of $100,000 per year.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Options Granted	All Other Compensation
C.W. Gilluly (1)	2006	$36,000	—	—	$6,805
Chairman	2005	$36,000	—	—	$6,805
	2004	$15,000	—	—	$6,805

__________________
(1)	Dr. Gilluly did not receive any salary from 1992 through fiscal 2003. In 1996, he received a grant of stock options, described below.

Stock Option Grants

No stock options were granted during the fiscal year ended June 30, 2006.  In accordance with the Company’s Stock Option Plan, Dr. Gilluly received a grant of 350,000 options in November 1996, at an exercise price of $0.01 per share.  He has not received any further grants.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of June 30, 2006.

Fiscal Year-End Option Values (1)

	Shares Acquired upon Exercise of	Value Realized From Exercise	Number of Shares Underlying Unexercised Options at June 30, 2006		Value of Unexercised In-the-Money Options at June 30, 2006
Name	Options	Of Options	Exercisable	Unexercisable	Exercisable	Unexercisable

C.W. Gilluly	—	—	350,000	—	$—	—
__________________
(1)
As there has been no trading in the Company’s stock since its formation, the Company determined that the market value of its common stock approximates its exercise price of $.01, based on an assumed liquidation value of the Company’s investments in Comtex and Analex; however, there can be no assurance that this is an accurate reflection of the market value.

Stock Option Plan

The Company’s Stock Option Plan was approved pursuant to the Confirmation of the Third Amended Plan of Reorganization of Infotech on June 21, 1994 and was effective as of the Effective Date of the Plan, on June 21, 1996.  The Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options in order to recruit and retain key employees, consultants and Directors.

Compensation of Directors

The Company pays non-employee members of the Board $1,000 per quarter, $500 per board meeting, and $250 per audit committee meeting, plus travel expenses incurred in connection with attendance at Board meetings.  During fiscal year 2006, each of the Company’s non-employee Directors received compensation of $6,500 for services rendered to the Company.

Director Compensation

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert F. Delaney	$6,500	--	--	---	---	---	$6,500
Robert J. Lynch, Jr.	$6,500	--	--	---	---	---	$6,500
Thomas E. McMahan	$6,500	--	--	---	---	---	$6,500

__________________
Fees earned or paid in cash represents annual fees, annual retainer and committee fees paid to Directors.

Employment Agreements

The Company has no employment agreements.

Compensation Committee Report on Executive Compensation

Compensation for the President and Chief Executive Officer

The Committee reports that during the fiscal year ended June 30, 2006, Dr. Gilluly received payment of $36,000 as compensation for his services as President and Chief Executive Officer of the Company.

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
                                                     Thomas E. McMahan

Compensation Committee Interlocks and Insider Participation

None

Item 11.                             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of June 30, 2006, regarding the beneficial ownership of the Company’s Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), of more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see “Executive Compensation”) and (iv) all executive officers and Directors of the Company as a group.  Unless otherwise indicated, the address of each named beneficial owner is c/o AMASYS Corp., 625 North Washington Street, Suite 301, Alexandria, Virginia 22314.  Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Irapil Corporation 115 East 57th Street 11th Floor, Box 141 New York, NY 10022	1,960,000 (2)	47.0%
C.W. Gilluly, Chairman and CEO	427,048 (3)	16.7
Robert F. Delaney, Director	50,000 (4)	2.2
Robert J. Lynch, Jr., Director	56,245 (4)(5)	2.5
Thomas E. McMahan, Director	77,043 (4)	3.4

Joshua Angel c/o Herrick, Feinstein LLP 2 Park Avenue New York, NY 10016	191,578	8.7
Bruce Frankel Estate c/o Cole, Schotz PA 900 Third Ave, 16th Floor New York, NY 10022	128,901	5.8
S. Amber Gordon	300,655 (6)	12.0
All Directors and Executive Officers as a group (5 persons)	910,991 (7)	30.3
__________________
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

(2)
Based solely on a Schedule 13D filed with the Securities and Exchange Commission on August 7, 2006 by Irapil Corporation.  Includes 1,960,000 shares which may be acquired upon the conversion of AMASYS Preferred Shares held by Irapil Corporation.

(3)	Includes 350,000 shares which may be acquired upon the exercise of vested options granted under the AMASYS Corporation Stock Option Plan.
(4)	Includes 50,000 shares which may be acquired upon the exercise of vested options granted under the AMASYS Corporation Stock Option Plan.
(5)	Includes 245 shares held by Mr. Lynch’s wife.
(6)	Includes 300,000 shares which may be acquired upon the exercise of vested options granted under the AMASYS Corporation Stock Option Plan.
(7)	Includes 800,000 shares which may be acquired upon the exercise of vested options granted under the AMASYS Corporation Stock Option Plan.

Item 12.                             Certain Relationships and Related Transactions

Dr. Gilluly serves as Chairman of the Board and Chief Executive Officer of the Company.  Dr. Gilluly also serves as a Director and as Chief Executive Officer of Comtex.  Mr. Lynch, a Director of the Company, also serves as a Director of Comtex.

PART IV

Item 13.                             Exhibits and Reports on Form 8-K

	(a) 1.	Financial Statements

		Report of Independent Registered Public Accounting Firm (Turner, Stone & Company, L.L.P)	F-1

		Report of Independent Registered Public Accounting Firm for Comtex News Network, Inc. (Goldstein Golub Kessler LLP	F-2

		Balance Sheet at June 30, 2006	F-3

		Statements of Operations for the fiscal years ended June 30, 2006 and 2005	F-4

		Statements of Stockholders’ Equity for the fiscal years ended June 30, 2006 and 2005	F-5

		Statements of Cash Flows for the fiscal years ended June 30, 2006 and 2005	F-6

		Notes to Financial Statements	F-7

	2.	Financial Statement Schedules

The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

	3.	Exhibits

Number		Description
1.1		Specimen certificate for the Common Stock, $.01 par value, of the Registrant (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

2.1
Third Joint Chapter 11 Plan of Reorganization for Infotechnology, Inc. dated March 30, 1994, as confirmed by the Bankruptcy Court (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

2.2
Order Confirming Third Joint Plan of Reorganization dated as of June 23, 1994 of Infotechnology, Inc. and Questech Capital Corporation (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

2.3	Assignment and Assumption Agreement between the Company and Infotechnology, Inc. (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

3.1	Restated Certificate of Incorporation of AMASYS Corporation (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

3.2	Bylaws of AMASYS Corporation (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

10.1	AMASYS Corporation Stock Option Plan (incorporated by reference to the Company’s Form 10-K, for the year ended June 30, 2000, filed on July 2, 2001).

10.2
Second Amendment to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note between the Company and Comtex News Network, Inc. (incorporated by reference to the Company’s Form 10-K, for the year ended June 30, 2001, filed on September 28, 2001).

10.3
Payment and Release Agreement between the Company and the Pension benefit Guaranty Corporation dated February 1, 2002. (incorporated by reference to the Company’s Form 10-Q, for the quarter ended December 31, 2001, filed on February 13, 2002).

10.4	Note between the Company and C.W. Gilluly dated December 21, 2001. (incorporated by reference to the Company’s Form 10-Q, for the quarter ended December 31, 2001, filed on February 13, 2002).

10.5	Note between the Company and C.W. Gilluly dated February 12, 2002. (incorporated by reference to the Company’s Form 8-K filed on February 20, 2002).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Agreement and Plan of Share Exchange by and among AMASYS Corporation, World Mineral corporation and the shareholders of World Mineral Corporation, dated September 26, 2006 (incorporated by reference to the Company’s Form 8-K filed on September 27, 2006).

99.2	Redemption and Conversion Agreement between AMASYS Corporation and Tepco Ltd., dated September 25, 2006 (incorporated by reference to the Company’s Form 8-K filed on September 27, 2006).

99.3	Redemption and Conversion Agreement between AMASYS Corporation and Andrew S. Zamfotis, dated September 25, 2006 (incorporated by reference to the Company’s Form 8-K filed on September 27, 2006).

99.4	Note between AMASYS Corporation and Private Capital Group, Inc., dated May 24, 2007 (incorporated by reference to the Company’s Form 8-K filed on May 24, 2007).

99.5	Note between AMASYS Corporation and C.W. Gilluly, dated May 24, 2007 (incorporated by reference to the Company’s Form 8-K filed on May 24, 2007).

99.6	AMASYS Corporation Warrant issued to Private Capital Group, Inc. and C.W. Gilluly (incorporated by reference to the Company’s Form 8-K filed on May 24, 2007).

                                          (b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

Item 14.                            Principal Accountant Fees and Services

Our Audit Committee is responsible for appointment of the Company’s independent registered public accounting firm.  During the year ended June 30, 2006, the Company engaged Turner, Stone & Company, LLP and ceased using Kaiser Scherer & Schlegel, PLLC to conduct its annual audit and quarterly reviews of the financial statements and to provide services in connection with the SEC proxy statement filing.

The following table sets forth aggregate fees billed to the Company by its principal accountants for the fiscal years ended June 30, 2006 and 2005.

	Fiscal Years Ended June 30,
	2006	2005

Audit Fees	$32,374	$33,750
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Fees for audit services include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-QSB.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services.  These services may include audit services, review services, and other services.  The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  October 2, 2007

AMASYS CORPORATION

By:           /s/ C.W. Gilluly
C.W. Gilluly, Ed.D.
President and Chief Executive Officer
(Principal Executive Officer and
 Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature	Title	Date

/s/ C.W. Gilluly	Chairman	October 2, 2007
C.W. Gilluly, Ed.D.	and Director

/s/ Robert F. Delaney	Director	October 2, 2007
Robert F. Delaney

/s/ Robert J. Lynch, Jr.	Director	October 2, 2007
Robert J. Lynch, Jr.

/s/ Thomas E. McMahan	Director	October 2, 2007
Thomas E. McMahan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
AMASYS Corporation

We have audited the accompanying balance sheet of AMASYS Corporation (the “Company”) as of June 30, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMASYS Corporation as of June 30, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
October 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Comtex News Network, Inc.

We have audited the accompanying consolidated balance sheets of Comtex News Network, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comtex News Network, Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with United States generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standard Board’s Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” and changed its method for accounting for share-based payments as of July 1, 2005.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 25, 2006
Except for the last paragraph of Note 1 as to which the date is September 26, 2006

AMASYS Corporation

Balance Sheet

June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$11,620
Short-term investment	74,400
Total current assets	86,020

Note receivable – related party, net of discount of $170,427 at June 30, 2006	672,336

Derivative asset	419,907
Total assets	$1,178,263

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$33,993
Total current liabilities	33,993

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 196,000 Series A shares issued and outstanding; liquidation value $1,960,000	1,960
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,207,350 shares issued and outstanding	22,073
Additional paid-in capital	799,485
Accumulated other comprehensive income	37,773
Retained earnings	282,979
Total stockholders’ equity	1,144,270

Total liabilities and stockholders’ equity	$1,178,263

See accompanying notes.

AMASYS Corporation

Statements of Operations

	Year Ended June 30,
	2006	2005

Operating costs and expenses:
Professional services	$187,851	$161,085
General and administrative	22,035	19,753
Total operating costs and expenses	209,886	180,838

Other income (expense):
Interest income	177,955	177,955
Equity in (losses) earnings of Comtex	(71,934)	132,988
Gain (loss) on derivative asset	315,168	(23,804)
Gain on sale of short-term investment	70,228	69,065
Other income	—	—
Total other income	491,417	356,204

Income before income taxes	281,531	175,366

Provision for income taxes	—	—

Net income	$281,531	$175,366

Income per share:
Basic	$0.08	$0.04
Diluted	$0.07	$0.04

Weighted average number of shares:
Basic	2,207,350	2,207,350
Diluted	4,167,350	4,167,350

See accompanying notes.

AMASYS Corporation

Statements of Stockholders’ Equity
Years Ended June 30, 2006 and 2005

						Accumulated	(Accumulated
					Additional	Other	Deficit)	Total
	Common Stock		Preferred Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance, June 30, 2004	2,207,350	$22,073	196,000	$1,960	$799,443	$235,812	$(173,918)	$885,370
Increase in equity due to capital transactions of Comtex					42			42
Unrealized loss on short-term investment						(57,338)		(57,338)
Net loss							175,366	175,366
Comprehensive income								118,028

Balance, June 30, 2005	2,207,350	22,073	196,000	1,960	799,485	178,474	1,448	1,003,440

Unrealized loss on short-term investment						(140,701)		(140,701)
Net income							281,531	281,531
Comprehensive income								140,830

Balance, June 30, 2006	2,207,350	$22,073	196,000	$1,960	$799,485	$37,773	$282,979	$1,144,270

See accompanying notes.

AMASYS Corporation

Statements of Cash Flows

	Year ended June 30,
	2006	2005

Operating activities
Net income	$281,531	$175,366
Adjustments to reconcile net income to net cash used in operating activities:
Amortization on note receivable discount	(92,260)	(92,260)
(Gain) loss on derivative asset	(315,168)	23,804
Gain on sale of short-term investment	(70,228)	(69,065)
Equity in losses (earnings) of Comtex	71,934	(132,988)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	30,312	(4,793)
Net cash used in operating activities	(93,879)	(99,936)

Investing activities
Proceeds from sale of short-term investment	104,475	90,953
Net cash provided by investing activities	104,475	90,953

Net increase (decrease) in cash	10,596	(8,983)
Cash at beginning of year	1,024	10,007
Cash at end of year	$11,620	$1,024

See accompanying notes.

AMASYS Corporation

Notes to Financial Statements

June 30, 2006

1.  Organization and Basis of Presentation

AMASYS Corporation (the “Company”) was incorporated in Delaware in 1992, and in 1996 received all of the remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996 and effective as of June 21, 1996.  The Company’s principal business is the maintenance of its equity interests in and note receivable from Comtex News Network, Inc. (“Comtex”) and its equity interest in Analex Corporation (“Analex”).

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

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk consist primarily of cash, note receivable-related party, short-term investment and investment in common stock – related party. Cash is maintained with a financial institution, which has high credit standing.  The note receivable –related party is secured by a continuing interest in all receivables, purchase orders and all patents and technology now or hereafter held or received by Comtex and is subordinated to Comtex’s bank financing agreement.  The note is one of two primary sources of cash for funding continuing operations of the Company in the form of periodic interest payments.  The other primary source is from sales of the short-term investment.  Thus, the Company is dependent upon Comtex to continue making interest payments until maturity and upon the market value of the investment in Analex to meet its short-term obligations.

The Company considers the fair value of the collateral on the note when assessing credit risk.  Management periodically evaluates the carrying value of its short-term investment and investment in common stock – related party for impairment and recognizes an impairment charge when a decline in the market value of its investments below the basis is judged to be other-than-temporary.  At June 30, 2006, the Company does not consider any of the investments impaired.

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

As discussed in Note 4, the Company has a note receivable–related party from Comtex.  In August 2001, the parties amended the note receivable – related party to include a provision that allows the Company to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex.  In accordance with SFAS 133, the Company has accounted for this conversion option as an embedded derivative.  As a result, the conversion option is carried at fair value determined using a Black-Scholes model with changes in the fair value recognized currently in earnings.  For the past eleven years, the Company has engaged the services of a CPA firm to prepare the derivative asset valuation.  The procedures utilized to compute the derivative asset evaluation using the Black-Scholes model were originally established by a major, international accounting firm.  These procedures have been consistently followed since inception.  As of June 30, 2006 the balance of the derivative asset was $419,907 and for the fiscal years ended June 30, 2006 and 2005, the Company recognized other income (expense) of $315,168 and $(23,804), respectively, due to the increase (decline) in value of this derivative.

AMASYS Corporation

Notes to Financial Statements

The fair value of the derivative instrument is estimated quarterly using the following assumptions:
	Quarter Ended (UNAUDITED)
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Risk free rate of interest	4%	4%	4%	4%
Expected dividend rate	0%	0%	0%	0%
Expected life in years	2.75	2.5	2.25	2.0
Per share market price of Comtex stock	$0.63	$0.41	$0.19	$0.85
Conversion factor	$0.90	$0.95	$0.95	$1.00
Number of shares under option	952,171	902,057	902,057	856,954
Volatility rate	107.00%	102.00%	111.00%	117.00%
Derivative asset value	$342,782	$162,370	$45,103	$419,907

	Quarter Ended (UNAUDITED)
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Risk free rate of interest	4%	4%	4%	4%
Expected dividend rate	0%	0%	0%	0%
Expected life in years	3.75	3.5	3.25	3.0
Per share market price of Comtex stock	$0.12	$0.22	$0.18	$0.14
Conversion factor	$0.80	$0.85	$0.85	$0.90
Number of shares under option	1,071,193	1,008,181	1,008,181	952,171
Volatility rate	103.00%	76.00%	100.00%	182.00%
Derivative asset value	$42,848	$50,409	$60,491	$104,739

AMASYS Corporation

Notes to Financial Statements

As indicated in the above table, the primary fluctuations in the fair value of the derivative instrument are the volatility rate, the per share market price of Comtex stock, the conversion factor and the number of shares under option.

Short-Term Investment

Under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investment in Analex as an “available-for-sale” security.  As a result, the investment is carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  Realized gains and losses on sales of securities are included in earnings using the specific identification method.

During the fiscal years ended June 30, 2006 and 2005, the Company reclassified unrealized gains to realized gains of $70,228 and $69,065, respectively, on the available-for-sale security included as a separate component of stockholders’ equity due to the sale of securities.

Investment in Common Stock – Related Party

At June 30, 2006 and 2005, the Company had a 16% ownership interest in Comtex.  The Company evaluated the applicability of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), to its equity investment in Comtex.  Specifically, the Company has determined that Comtex is not a variable interest entity because the requirements of paragraphs 4(h) and 5 of FIN 46 are not met:
1.	AMASYS did not participate in the design or redesign of Comtex
2.	Comtex’s activities neither involve nor are conducted on behalf of AMASYS
3.	AMASYS’ equity and subordinated debt are less than half of the total of Comtex’s equity, subordinated debt and other subordinated financial support, based on the fair values of the interests in Comtex
4.	Comtex’s activities are not primarily related to securitizations or other forms of asset-backed financing or single-lessee leasing arrangements

The Company does have the ability to significantly influence the operations of Comtex, and the Company accounts for its investment in Comtex under the equity method of accounting.  The Company can significantly influence the operations of Comtex since (i) if the Company converted its note receivable-related party into shares of Comtex, the Company would have a 21% ownership interest in Comtex, (ii) the Company as well as the Company’s Chairman and CEO are Comtex’s largest individual shareholders, (iii) the Company and the Company’s Chairman and CEO have a combined ownership interest in Comtex of 36% and (iv) the Company’s Chairman and Chief Executive Officer is concurrently serving as Chairman and interim Chief Executive Officer of Comtex.  During the year ended June 30, 2006, the Company recognized expense of $71,934 for our share of Comtex losses and for the year ended June 30, 2005, we recognized income of $132,988 for the Company’s share of Comtex earnings.

AMASYS Corporation

Notes to Financial Statements

At June 30, 2006 and 2005, the Company’s equity share of Comtex losses had exceeded the Company’s basis in the investment in common stock – related party accounted for under equity method accounting.  Additional losses in excess of basis were accounted for as an adjustment to the basis of other investments in the investee (note receivable from Comtex) held by the Company in accordance with EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee.”  Subsequent investee income has been recorded as adjustments to the adjusted basis of the other investments in the reverse order of the application of the investor’s share of the investee’s losses.  As of June 30, 2006, equity in Comtex losses has caused a reduction in the  basis to the Note of $14,191 to $842,763 and reduced the basis in the investment in common stock–related party to $-0-.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes.  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

Stock-Based Compensation

SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements.  At June 30, 2006, the Company had a stock-based compensation plan, which is described more fully in Note 8.  The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plan.  Due to the fact that options granted in 1996 were immediately exercisable, net income (loss) and earnings (loss) per share is the same under SFAS 123 and APB 25 for the fiscal years ended June 30, 2006 and 2005.

SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation-Transition and Disclosure, amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure rules of SFAS 148 and does not expect that this statement will have a material impact on its financial statements.

AMASYS Corporation

Notes to Financial Statements

In December 2004, the FASB issued SFAS No. 123R, (“SFAS 123R), Share-Based Payment, amending SFAS 123 to require companies to record as expense the effect of equity-based compensation, including stock options, over the applicable vesting period.  SFAS 123R also requires more extensive disclosures concerning stock options than required under prior standards.  The new standard applies to option grants made after adoption as well as options that are not vested at the date of adoption.  SFAS 123R becomes effective no later than fiscal periods beginning after December 15, 2005 for small business issuers.  The Company does not believe that the adoption of SFAS 123R will have a significant effect on its financial statements since its stock options are fully vested.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from non-owner sources. The Company’s comprehensive income (loss) includes unrealized gains (losses) on its short-term investment, as well as reclassification adjustments resulting from gains on sales of short-term investments that were realized and included in net income in the current period.  In accordance with paragraphs 18 through 20 of SFAS 130, these gains had also been included in Other Comprehensive Income as unrealized holding gains in the period in which they arose.  These gains are, therefore, deducted from Other Comprehensive Income to avoid including them twice.

During the year ended June 30, 2006, the Company reclassified realized gains of $70,228 and recognized net unrealized losses of $69,065 or its short-term investments.

Accumulated other comprehensive income of $37,773 at June 30, 2006 represents the Company’s unrealized gain on its short-term investment.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by weighted average common shares outstanding.  Diluted EPS is computed similarly, except that it includes the assumed exercise of stock options and the conversion of Preferred Stock as long as the effect is not anti-dilutive.

Fair Value of Financial Instruments

The Company considers cash, short-term investment, note receivable – related party, investment in common stock – related party, derivative asset and accounts payable to be financial instruments.  The carrying amounts reported in the balance sheet for cash, short-term investment and accounts payable and accrued expenses equal or closely approximate their fair value due to the short-term nature of these assets and liabilities.  The fair value of the derivative asset was determined using a Black-Scholes option pricing model.  The fair value of the Company's note receivable - related party approximates its face value of $856,954 and has been estimated taking into consideration the collectibility of the note based on the fair value of the collateral, the discount on the note using the effective interest rate, the adjustments when required under EITF 99-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee, and the Company’s intent and ability to hold the note until maturity. The trading value of the Company’s investment in common stock-related party was $1,830,421 as of June 30, 2006.

AMASYS Corporation

Notes to Financial Statements

The note is convertible as follows:
	For Years Ended June 30,
	2006	2005
Face Value of note	$856,954	$856,954
Conversion price per share	$1.00	$0.90
Number of Comtex shares into which the note is convertible	856,954	952,171
Comtex share price	$0.85	$0.14

3.  Investment in Common Stock – Related Party

At June 30, 2006, the Company had a 16% ownership interest in Comtex.  The following information presents condensed balance sheet information as of June 30, 2006 and condensed income statement information for each of the years ended June 30, 2006 and 2005 for Comtex:

June 30,
2006 (audited)

Current assets	$2,753,365
Other assets	215,299
Current liabilities	1,379,127
Long-term liabilities	858,968

	Year Ended June 30,
	2006 (audited)	2005 (audited)

Revenues	$7,676,524	$7,970,492
Gross profit	4,001,153	4,195,360
Net income (loss)	(458,107)	728,586

4.  Note Receivable – Related Party

The Company was assigned a note receivable from Comtex in connection with the Assignment and Assumption Agreement, which was initially recorded at its estimated fair value.  In June 1999, the note was amended to include outstanding interest of approximately $254,000 into the principal amount of the note receivable, which was due July 1, 2002.  The note bears interest at 10% and is collateralized by a continuing interest in all receivables, purchase orders, and all patents and technology now or hereafter held or received by Comtex.

AMASYS Corporation

Notes to Financial Statements

In August 2001, the Company and Comtex signed an amendment to the Note Payable to AMASYS, (Second Amendment to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note) (the “Amended Note”) extending the term of the Amended Note from July 1, 2002 until July 1, 2008.  In addition to the extension of the term, the Amended Note included a provision for the Company to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex.  The Amended Note is convertible at a price of $1.00 per share, which price increases by $0.10 upon each anniversary of the amendment.

On December 9, 2003, the Company and Comtex executed an amendment to the Amended Note for the purpose of reducing the price at which the Amended Note may be converted into common stock of Comtex.   Pursuant to the Third Amendment, the Company agreed to subordinate the Amended Note to both Comtex’s note payable to its former landlord and pursuant to Comtex’s financing agreement with a third party financial institution.  In consideration for these subordination agreements, Comtex agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter, until June 9, 2008, when the conversion price will reach $1.20 per share.  This will be the final increase before the Note matures on 1 July 2008.  At the date of the amendment, the conversion price of the Amended Note was in excess of the stock price.  As of June 30, 2006, the Amended Note had a principal balance of $856,954.  Interest paid to AMASYS totaled approximately $86,000 for the years 2006 and 2005.  At June 30, 2005, the Company recognized losses in excess of basis of the investment in Comtex stock as an adjustment to the basis of the Note of $75,287 (See Note 2).

AMASYS Corporation

Notes to Financial Statements

	Quarter Ended (UNAUDITED)
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Beginning balance Note Receivable-Related Party	$856,954	$856,954	$856,954	$856,954
Equity in (earnings) losses allocated to the Note basis	$0	$0	$0	$(14,191)
EITF 98-10 Adjustment	$0	$0	$0	$0
Discount on Note Receivable	$(239,622)	$(216,557)	$(193,492)	$(170,427)
Ending balance of Note Receivable-Related Party	$617,332	$640,397	$663,462	$672,336

	Quarter Ended (UNAUDITED)
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Beginning balance Note Receivable-Related Party	$781,667	$802,677	$828,778	$846,520
Equity in (earnings) losses allocated to the Note basis	$15,093	$19,068	$13,029	$10,434
EITF 98-10 Adjustment	$5,917	$7,034	$4,712	$0
Discount on Note Receivable	$(331,882)	$(308,817)	$(285,752)	$(262,687)
Note Receivable-Related Party, net of discount	$470,795	$519,962	$560,767	$594,267

AMASYS Corporation

Notes to Financial Statements

Since Comtex has experienced prior year losses, the Company evaluated the Note for collectibility.  As a result, the Company evaluated whether or not there is an impairment loss by comparing the fair value of the collateral (including cash and security interest in the accounts receivable of Comtex) to the carrying value of the Note of $672,336.  Since the fair value of the collateral exceeds the carrying value of the Note, the Company did not record an impairment charge at June 30, 2006.

The Company calculated the fair value of the conversion option to be $701,486 as of the date of the amendment using a Black-Scholes option-pricing model.  The $701,486 represents a discount on the Amended Note, which the Company is accreting into earnings over the life of the Amended Note under the effective interest method.  For the years ended June 30, 2006 and 2005, the Company recognized interest income of $177,955, which included $92,260 related to accretion of the discount.  The effective interest rate on the Amended Note was 21%.

5.  Related Party Transactions

The Company leases certain space from Comtex on a month-to-month basis.  For the years ended June 30, 2006 and 2005, the Company incurred rent expense of $3,632 and $3,600, respectively, to Comtex which is included in general and administrative expenses in the Company’s statements of operations.  In addition, certain Comtex employees provide accounting and corporate services to the Company.  For the years ended June 30, 2006 and 2005, the Company paid consulting fees of $54,000 and $54,000, respectively, which is primarily included in professional services in the Company’s statements of operations.

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30,
	2006	2005
Numerator:
Net income	$281,531	$175,366
Preferred stock dividend	(98,000)	(98,000)
Numerator for basic earnings per share	183,531	77,366
Effect of dilutive securities	98,000	98,000
Numerator for diluted earnings per share	$281,531	$175,366
Denominator:
Denominator for basic earnings per share – weighted average shares	2,207,350	2,207,350
Effect of dilutive securities:
Convertible preferred stock	1,960,000	1,960,000
Denominator for diluted earnings per share	4,167,350	4,167,350
Basic earnings per share	$0.08	$0.04
Diluted earnings per share	$0.07	$0.04

AMASYS Corporation

Notes to Financial Statements

For the years ended June 30, 2006 and 2005, the 900,000 shares issuable upon the exercise of stock options have been excluded from the computation since their effect was not dilutive.  .

7.  Income Taxes

The following table reconciles the Company’s statutory tax rate to the effective tax rate:

	Year ended June 30,
	2006		2005

Tax benefit at statutory rate	$95,000	34.00%	$59,600	34.0%
Reconciling items:

State income taxes	11,100	3.96%	8,400	4.8%
Decrease in Valuation allowance	(106,800)	(37.96)%	(68,000)	(38.8)%

Effective tax rate	$0	0.0%	$0	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets as of June 30, 2006 and 2005 are as follows:

	June 30, 2006	June 30, 2005

Deferred tax assets:
Net operating losses carryforwards	$504,706	$2,851,242
Discount on note receivable- related party	64,694	99,716
Equity method reporting	51,090	29,171
Total deferred tax assets	620,491	2,980,129

Deferred tax liabilities:
Derivative asset	(159,397)	(39,749)
Total deferred tax liabilities	(159,397)	(39,749)

Net deferred tax asset	461,094	2,940,370
Valuation allowance	(461,094)	(2,940,370)
Deferred tax asset, net	$—	$—

AMASYS Corporation

Notes to Financial Statements

A reconciliation of net income per books with net loss per return is as follows:

	June 30,
	2006	2005
Net income, per books	$281,531	$175,366
Income subject to tax not recorded on the books:
Gain on sale of short-term investment	7,270	4,660
(Income) expense recorded on the books not included on the return:
Amortization of discount on note receivable – related party	(92,260)	(92,260)
Equity in losses (earnings) of Comtex	71,934	(132,988)
(Gain) loss on derivative asset	(315,168)	23,804
Net loss, per return	$(46,693)	$(21,418)

Income tax expense, per return	- 0 -	- 0 -
Available net operating loss (NOL) carryover from prior tax years	$7,511,175	$18,969,002
NOL generated	46,693	21,418
Total NOL carryover to future years	$7,557,868	$18,990,420
NOL expiring	6,228,296	11,479,245
NOL available to future years	$1,329,572	$7,511,175

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2006.  The net change in the valuation allowance during the fiscal years ended June 30, 2006 and 2005 were decreases of $2,479,276 and $4,570,078, respectively, due primarily to the expiration of net operating loss carryovers.

As of June 30, 2006 the Company had net operating loss carryforwards for federal income tax purposes of approximately $7.5 million, of which $6.2 million expire in 2006.  Utilization of these net operating losses may be subject to limitations under IRC Section 382, in the event of significant changes in stock ownership of the Company.

AMASYS Corporation

Notes to Financial Statements

8.  Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, of which 196,000 shares have been designated as Series A Preferred Stock (the “Preferred Stock”).  The Preferred Stock was issued to Pension Benefit Guaranty Corporation (PBGC) in connection with the Assignment and Assumption Agreement.  The Preferred Stock is convertible into shares of common stock of the Company at the rate of 10 shares of common stock for each share of Preferred Stock.  Holders of the Preferred Stock are entitled to receive dividends, when, as, and if, declared by the Board of Directors at a cumulative annual rate of $.50 per share.  The holders are entitled to a liquidation preference of $10 per share, plus an amount equal to any accrued but unpaid dividends to the payment date.  No such dividends have been declared to date.  The holders of the Preferred Stock are entitled to vote, along with the common stockholders, based on each share of Preferred Stock, except in certain circumstances, which require an affirmative vote of a majority of the holders of Preferred Stock.  The Company has the right to redeem the Preferred Stock, after payment of the PBGC Note, at a price equal to the greater of $10.50 per share or an amount computed based on market value, as defined, plus accrued but unpaid dividends.

At June 30, 2006, the aggregate cumulative preferred dividends were $980,000.

The Company adopted a Stock Option Plan (the “Plan”) under which 950,000 shares of common stock were reserved for issuance upon exercise of granted stock options.  The Plan provides for grants of incentive stock options to eligible employees, officers, and Directors of the Company.  Eligible employees are defined as any persons regularly employed by the Company, including key employees and consultants.  In November 1996, 950,000 stock options were granted with an exercise price equal to fair value at the date of grant.  The term of the options granted under the Plan may not exceed 10 years.  The stock options granted vested immediately.

At June 30, 2006 and 2005, 900,000 stock options were outstanding and exercisable, respectively.  The exercise price of all options is $0.01 per share.  The weighted average remaining contractual life of options outstanding at June 30, 2006 and 2005 is 0.3 years and 1.3 years, respectively.

AMASYS Corporation

Notes to Financial Statements

9. Selected Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended June 30, 2006 and 2005.

	Quarter Ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006

Operating costs and expenses	$70,616	$41,461	$71,325	$26,486
Other (expense) income	306,454	(134,798)	(83,843)	403,605
Net (loss) income	235,838	(176,259)	(155,168)	377,119

Net (loss) income per share:
Basic	$0.10	$(0.09)	$(0.08)	$0.16
Diluted	$0.06	$(0.09)	$(0.08)	$0.09
Weighted average number of shares:
Basic	2,207,350	2,207,350	2,207,350	2,207,350
Diluted	4,167,350	2,207,350	2,207,350	4,167,350

	Quarter Ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005

Operating costs and expenses	$64,344	$47,486	$32,781	$36,227
Other (expense) income	(20,043)	113,502	95,772	166,973
Net (loss) income	(84,387)	66,016	62,991	130,746

Net (loss) income per share:
Basic	$(0.05)	$0.02	$0.02	$0.05
Diluted	$(0.05)	$0.02	$0.02	$0.03
Weighted average number of shares:
Basic	2,207,350	2,207,350	2,207,350	2,207,350
Diluted	2,207,350	4,167,350	4,167,350	4,167,350

AMASYS Corporation

Notes to Financial Statements

Note 10. Subsequent Events

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
AMASYS also executed agreements on September 25, 2006 to redeem from the holders of its Preferred Stock, pro rata to their respective ownership interests, 55,209 shares of AMASYS Series A Preferred Stock (the “Series A”) in consideration for: (a) AMASYS’ entire interest in the outstanding promissory note in favor of AMASYS made by Comtex News Network, Inc. (Comtex) in the principal amount of $857,000; and (b) 2,153,437 shares of Comtex common stock.  Pursuant to the agreement, the holders of the Series A converted the balance of the Series A shares, together with any and all rights to accrued but unpaid dividends thereon, into 2,111,860 shares of AMASYS Common Stock.  Therefore, effective September 25, 2006, AMASYS no longer owns the promissory note made by Comtex and AMASYS no longer holds any shares of Comtex common stock.

On November 15, 2006, C.W. Gilluly, the president of the Company, exercised his options to purchase 350,000 restricted shares (out of a total of 900,000 options) and the Company issued 350,000 restricted shares to him. The remaining 550,000 options expired on November 16, 2006.

On May 24, 2007, the Company borrowed $10,000 from Private Capital Group, LLC at WSJ Prime + 1.75% maturing on or before December 31, 2007.  The Company also promised to Grant to Lender 1,000,000 shares of restricted common stock and to issue a Warrant to Lender for an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as inducement to Lender to make the loan.  There are 2, 207,350 shares of common stock outstanding at June 30, 2006.  Private Capital Group, LLC is affiliated with World Mineral Corporation, which signed the Agreement and Plan of Share Exchange by and among AMASYS Corporation, World Mineral Corporation and the shareholders of World Mineral Corporation, dated September 26, 2006.

On May 24, 2007, the Company borrowed $10,000 from C.W. Gilluly at WSJ Prime + 1.75% maturing on or before December 31, 2007.  The Company also promised to Grant to Lender 1,000,000 shares of restricted common stock and to issue a Warrant to Lender for an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01per share as inducement to Lender to make the loan.  There are 2, 207,350 shares of common stock outstanding at June 30, 2006.

As previously reported, Director Robert F. Delaney retired from the board of directors effective November 27, 2006.