Form 10QSB
period 2006-09-30
AMASYS CORP
filed 2007-12-20
CIK 1023198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-QSB
(Mark One)

X	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2006; or

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

The Company knows of no trading in its Common Stock since its inception.  As of September 30, 2006, there were 1,775,880 shares of stock held by non-affiliates.

As of September 30, 2006, 4,319,210 shares of the Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one):
Yes                No     X

AMASYS CORPORATION.
TABLE OF CONTENTS

		Page No.

Part I	Financial Information:

Item 1.	Financial Statements	1

	Balance Sheet	1
	as of September 30, 2006 (unaudited)

	Statements of Operations	2
	for the Three Months Ended
	September 30, 2006 and 2005 (unaudited)

	Statements of Cash Flows	3
	for the Three Months Ended
	September 30, 2006 and 2005 (unaudited)

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis	7
	or Plan of Operations

Item 3.	Controls and Procedures	14

Part II	Other Information:

Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

Certifications of Chief Executive Officer and Chief Financial Officer		17

PART I

Item 1.                                 Financial Statements

AMASYS Corporation
Balance Sheet
(Unaudited)

September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$3,249

Short-term investment	44,100
Total current assets	47,349

Total assets	$47,349

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	34,610
Total current liabilities	34,610

Stockholders’ equity:

Common stock, $0.01 par value; 20,000,000 shares authorized; 4,319,210 shares issued and outstanding	43,192
Additional paid-in capital	359,893
Accumulated other comprehensive income	16,265
Retained deficit	(406,611)
Total stockholders’ equity	12,739

Total liabilities and stockholders’ equity	$47,349

See accompanying notes.

AMASYS Corporation
Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2006	2005

Operating costs and expenses:
Professional services	$50,136	$66,332
General and administrative	3,275	4,284
Total operating costs and expenses	53,411	70,616

Other income (expense):
Gain on sale of short-term investment	14,172	13,965
Interest income	43,408	44,489
Equity in earnings of Comtex	9,127	9,957
(Loss) gain on derivative asset	(419,907)	238,043
Total other (expense) income	(353,200)	306,454

(Loss) income before income taxes	(406,611)	235,838

Provision for income taxes	—	—

Net (loss) income	$(406,611)	$235,838

(Loss) earnings per share:
Basic	$(0.09)	$0.10
Diluted	$(0.09)	$0.06

Weighted average number of shares:
Basic	4,319,210	2,207,350
Diluted	4,319,210	4,167,350

See accompanying notes.

AMASYS Corporation
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2006	2005

Operating activities:
Net (loss) income	$(406,611)	$235,838
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization on note receivable discount	(21,949)	(23,065)
Loss (gain) on derivative asset	419,907	(238,043)
(Gain) on sale of short-term investment	(14,172)	(13,965)
Equity in (earnings)	(9,127)	(9,957)
Changes in operating assets and liabilities

Accounts payable and accrued expenses	617	30,859
Net cash used in operating activities	(31,335)	(18,333)

Investing activities:
Proceeds from sale of short-term investment	22,964	20,069
Net cash provided by investing activities	22,964	20,069

Net (decrease) increase in cash	(8,371)	1,736
Cash at beginning of period	11,620	1,024
Cash at end of period	$3,249	$2,760

See accompanying notes.

1.            Basis of Presentation

The accompanying interim financial statements of AMASYS Corporation (the “Company” or “AMASYS”) are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of the results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission on October 9, 2007.

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

No compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plan.  Due to the fact that options granted in 1996 were immediately exercisable, net income (loss) is the same under SFAS 123 and APB 25 for the three months ended September 30, 2006 and 2005.

In December 2004, the FASB issued SFAS No. 123R, (SFAS 123R), Share-Based Payment, amending SFAS 123 to require companies to record as expense the fair value of equity-based compensation, including stock options, over the applicable vesting period.  SFAS 123R also requires more extensive disclosures concerning stock options than required under current standards.  The new rule applies to option grants made after adoption as well as options that have not vested at the date of adoption.  SFAS 123R became effective no later than interim and annual periods beginning after December 15, 2005 for small business issuers.  The adoption of SFAS 123R did not have a significant effect on the Company’s financial statements as its stock options are fully vested.

3.            Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,
	2006	2005
Numerator:
Net (loss) income	$(406,611)	$235,838
Preferred stock dividends		(24,500)
Numerator for basic earnings per share	(406,611)	211,338
Effect of dilutive securities	—	24,500
Numerator for dilutive earnings per share	$(406,611)	$235,838

Denominator:
Denominator for basic earnings per share-weighted average shares	4,319,210	2,207,350
Effect of dilutive securities:
Convertible preferred stock	—	1,960,000
Denominator for diluted earnings per share	4,319,210	4,167,350

Basic (loss) earnings per share	$(0.09)	$0.10
Diluted (loss) earnings per share	$(0.09)	$0.06

For all periods presented, the 900,000 shares issuable upon the exercise of stock options have been excluded from the computation since their effect was not dilutive.

4.            Investment in Common Stock – Related Party

On September 25, 2006, AMASYS executed agreements to redeem from the holders of its Preferred Stock, pro rata to their respective ownership interests, 55,209 shares of AMASYS Series A Preferred Stock (the “Series A”) in consideration for: (a) AMASYS’ entire interest in the outstanding promissory note in favor of AMASYS made by Comtex News Network, Inc. (“Comtex”) in the principal amount of $857,000; and (b) 2,153,437 shares of Comtex common stock.  Pursuant to the agreement, the holders of the Series A converted the balance of the Series A shares, together with any and all rights to accrued but unpaid dividends thereon, into 2,111,860 shares of AMASYS Common Stock.  Therefore, effective September 25, 2006, AMASYS no longer owned the promissory note made by Comtex and AMASYS no longer held any shares of Comtex common stock and therefore no longer had any ownership interest in Comtex.

5.            Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from non-owner sources.  The Company’s comprehensive income (loss) includes unrealized gains (losses) on its short-term investment, as well as reclassification adjustments resulting from gains on sales of short-term investments that were realized and included in net income in the current period.  In accordance with paragraphs 18 through 20 of SFAS 130, these gains had also been included in Other Comprehensive Income as unrealized holding gains in the period in which they arose.  These gains are, therefore, deducted from Other Comprehensive Income to avoid including them twice.  During the three months ended September 30, 2006 and 2005, the Company reclassified realized gains and recognized net unrealized (losses) gains on its short-term investments as follows:

	Three Months Ended September 30,
	2006	2005
Net (loss) income	$(406,611)	$235,838
Other comprehensive income:
Unrealized loss on short-term investment	(7,335)	(37,665)
Less: reclassification adjustment for gains included in net (loss) income	(14,172)	(13,965)
Net unrealized (loss) gain on short-term investment	(21,507)	(51,630)
Other comprehensive income	(21,507)	(51,630)
Comprehensive (loss) income	$(428,118)	$184,208

6.            Non-cash Investing and Financing Transactions:

The following tables summarize the non-cash investing and financing transactions that occurred during the three months ended September 30, 2006:

Non-cash investing transactions:
Preferred shares redeemed in exchange for Note Receivable – Related Party and Investment in Common Stock – Related Party	552
Note Receivable – Related Party exchanged for preferred shares (net of discount of $148,478)	(703,412)
Retained earnings	282,979
Additional Paid-in Capital	419,881

Non-cash financing transactions:
Preferred shares converted into common shares	1,408
Common shares issued for preferred shares converted	(21,119)
Related additional paid-in capital for common shares	19,711

Net effect of non-cash investing and financing transactions	-0-

7.            Income Taxes

The Company has incurred sufficient net operating loss carry forwards and the Company will not incur any income tax expense for the three months ended September 30, 2006.

8.            Subsequent Events

On November 15, 2006, C.W. Gilluly, the president of the Company, exercised his options to purchase 350,000 restricted shares (out of a total of 900,000 options outstanding) and the Company issued 350,000 restricted shares to him. The remaining 550,000 options expired on November 16, 2006.

On May 24, 2007, the Company borrowed $10,000 from each of Private Capital Group, LLC and C.W. Gilluly (collectively the “Lenders”) at the WSJ Prime rate plus 1.75% maturing on or before December 31, 2007.  In accordance with the loan conditions, the Company also   granted 1,000,000 shares of restricted common stock to each of the Lenders and issued warrants to each of the Lenders for an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as inducement to Lenders to make the loan.  Private Capital Group, LLC is affiliated with World Mineral Corporation, which signed the Agreement and Plan of Share Exchange by and among AMASYS Corporation, World Mineral Corporation and the shareholders of World Mineral Corporation, dated September 26, 2006.

On November 15, 2007, the Company executed a $15,000 note with C.W. Gilluly, its president, pursuant to which C.W. Gilluly advanced the Company $15,000 at a rate of 12% per annum.

There are 6,669,210 shares of common stock outstanding at June 30, 2007.

Item 2.   Management’s Discussion and Analysis or Plan of Operations

Company History

AMASYS Corporation (“AMASYS” or the “Company”) was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996.  As a result of a series of transactions during the 1980’s, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. (“Comtex”) and Analex Corporation (“Analex”), formerly known as Hadron, Inc.  As of September 30, 2006 AMASYS no longer had an equity interest in Comtex, and had less than a 1% equity interest in Analex.

On July 2, 2001, the Company filed the following reports with the Securities and Exchange Commission (the “SEC”):  Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.  Prior to these filings, the Company had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the quarter ended December 31, 1996 because of the difficulty associated with the preparation of the Company’s initial financial statements as successor to Infotech.  The Annual Report on Form 10-K for the year ended June 30, 2002 was timely filed.  The Annual Report on Form 10-K for the year ended June 30, 2003 was filed on November 7, 2003.  The Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 was filed on February 20, 2004 pursuant to a Form 12b-25 filed on February 17, 2004.  Subsequent Form 10-QSBs were timely filed.  The Annual Report on Form 10-KSB for the year ended June 30, 2004 was filed on October 7, 2004 pursuant to a Form 12b-25 filed on September 27, 2004.  The Annual Report on Form 10-KSB for the year ended June 30, 2005 was filed on September 28, 2005 and was amended on January 19, 2007.  All subsequent quarterly reports of the Company through the June 30, 2006 reporting period have been filed with the SEC, and the Company intends to file all subsequent quarterly reports with the SEC as soon as possible.

Overview

AMASYS is the successor to Infotech, pursuant to Infotech’s bankruptcy proceeding.  Until September 25, 2006, AMASYS’ primary assets were its equity interest in and note receivable (the “Note”) from Comtex and equity interest in Analex.  AMASYS owned 16% of the outstanding equity of Comtex, while the remainder is publicly owned.

On September 25, 2006, the Company exchanged the equity investment in Comtex common stock and the Note Receivable from Comtex of $856,954, for 55,209 shares of the AMASYS Series A Preferred stock.  Therefore, at September 30, 2006, the Company no longer had an equity interest in either the common stock of Comtex or the Note from Comtex.

The Note was convertible as follows:

	For the Quarter Ended September 30,
	2006	2005
Face value of Note	$-0-	$856,954
Conversion price per share	$-0-	$0.90
Number of shares into which the Note is convertible	-0-	952,171
Comtex share price	$0.21	$0.63

The Company also owned 21,000 shares of common stock of publicly-held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security.  As of September 30, 2006, Analex had 16,767,964 shares of common stock outstanding.

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

Comtex News Network, Inc.

As of September 30, 2006, the Company owned no shares of common stock of Comtex (SEC File No. 0-10541).  Comtex trades on the OTC Electronic Bulletin Board under the symbol CMTX. Comtex is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. Comtex enhances and standardizes news and other content received from more than 65 newswire services and publishers in order to provide editorially superior and technically uniform products to its customers.  Its customers then package, integrate and distribute Comtex products to their end-users.  Comtex processes more than 25,000 unique real-time news stories each day.  For each news story, processing includes, adding stock ticker symbols, indexing by keyword and category, and converting the diverse publisher materials and formats received into XML, the industry standard delivery format.

                Comtex is a publicly-traded company and more information concerning the operations of Comtex can be found in its own filings with the SEC.

Analex Corporation

As of September 30, 2006, the Company owned 21,000 shares of the common stock of Analex (SEC File No. 0-5404), which traded on the American Stock Exchange under the symbol NLX.  Analex specializes in systems engineering and developing intelligence solutions in support of national security.  Analex focuses on designing, developing and testing aerospace products and systems; developing innovative technical solutions for the intelligence community; and analyzing and supporting defense systems.

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

Subsequent Events

On November 15, 2006, C.W. Gilluly, the president of the Company, exercised his options to purchase 350,000 restricted shares (out of a total of 900,000 options outstanding) and the Company issued 350,000 restricted shares to him. The remaining 550,000 options expired on November 16, 2006.

On May 24, 2007, the Company borrowed $10,000 from each of Private Capital Group, LLC and C.W. Gilluly (collectively the “Lenders”) at the WSJ Prime rate plus 1.75% maturing on or before December 31, 2007.  In accordance with the loan conditions, the Company also   granted 1,000,000 shares of restricted common stock to each of the Lenders and issued warrants to each of the Lenders for an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as inducement to Lenders to make the loan.  Private Capital Group, LLC is affiliated with World Mineral Corporation, which signed the Agreement and Plan of Share Exchange by and among AMASYS Corporation, World Mineral Corporation and the shareholders of World Mineral Corporation, dated September 26, 2006.

On November 15, 2007, the Company executed a $15,000 note with C.W. Gilluly, its president, pursuant to which C.W. Gilluly advanced the Company $15,000 at a rate of 12% per annum.

There are 6,669,210 shares of common stock outstanding at June 30, 2007.

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

As discussed in Item 2 (Overview), the company held a note receivable-related party from Comtex.  In August 2001, the Note was amended to include a provision that allows the Company to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex.  In accordance with SFAS 133, the Company had accounted for this conversion option as an embedded derivative.  As a result, the conversion option was carried at fair value determined using a Black-Scholes model with changes in the fair value recognized currently in earnings.

For the past ten years, the Company has engaged the services of a CPA firm to prepare the derivative valuation.  The procedures utilized to compute the derivative asset evaluation using the Black-Scholes model were originally established by a major, international accounting firm.  These procedures have been consistently followed since inception.

The fair value of the derivative instrument was estimated at the end of the period, using the following assumptions:

	For the Quarter Ended September 30,
	2006	2005
Risk-free rate of interest	0%	4%
Expected dividend rate	0%	0%
Expected life, in years	0.00	2.75
Per share market price of Comtex stock	$0.19	$0.63
Conversion factor	$0.00	$0.90
Number of shares under option	-0-	952,171
Black-Scholes option price per share	$0.00	$0.36

Derivative asset value	$0.00	$342,782

As of September 30, 2006, the balance of the derivative asset was $-0-.  On September 25, 2006, the derivative asset was marked to fair value prior to being written off, as the result of the Company’s recapitalization plan, exchanging the Note for outstanding shares of Series A Preferred Stock.  For the quarters ended September 30, 2006 and 2005, we recognized (loss) gain on the derivative asset of $(419,907) and $238,043, respectively, for (losses) gains in the fair value of the conversion feature.

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

During the nine months ended September 30, 2006 and 2005, the Company reclassified unrealized gains of $14,172 and $13,965 on the available-for-sale security included as a separate component of stockholders’ equity to realized gains due to the sale of securities.

Investment in Common Stock-Related Party

At September 30, 2006 and 2005, we had a 0% and 16% ownership interest in Comtex respectively.  The Company evaluated the applicability of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”), to its equity investment in Comtex.  Specifically, the Company has determined that Comtex is not a variable interest entity because the requirements of paragraphs 4(h) and 5 are not met:

(1)	AMASYS did not participate in the design or redesign of Comtex;
(2)	Comtex’s activities neither involve nor are conducted on behalf of AMASYS;
(3)
AMASYS’s equity and subordinated debt are less than half of the total of Comtex’s equity, subordinated debt and other subordinated financial support, based on the fair values of the interest in Comtex;

(4)	backed financing or single-lessee leasing arrangements.

Since we had the ability to significantly influence the operations of Comtex, we accounted for our investment in Comtex under the equity method of accounting.  We could significantly influence the operations of Comtex since (i) if we converted our Note into shares of Comtex, we would have a 21% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO are Comtex’s largest individual shareholders, (iii) the Company and our Chairman and CEO have a combined ownership interest in Comtex of 37%, (iv) our Chairman is the Chairman and interim Chief Executive Officer of Comtex.

At June 30, 2006, the Company’s equity share of Comtex losses had exceeded the Company’s basis in the investment in common stock – related party accounted for under equity method accounting.  Additional losses in excess of basis were accounted for as an adjustment to the basis of other investments in the investee (note receivable from Comtex) held by the Company in accordance with EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee.”  Subsequent investee income has been recorded as adjustments to the adjusted basis of the other investments in the reverse order of the application of the investor’s share of the investee’s losses.

As of June 30, 2006, equity in Comtex losses has caused a reduction in the basis of the investment in common stock – related party to $-0- and a reduction in the basis of the Note of $14,191 to $842,763.  The Company’s share of earnings from Comtex for the quarter ended September 30, 2006 were applied to restore the basis of the Note first and were insufficient to restore any basis to the investment in common stock – related party.  During the quarter ended September 30, 2006 and 2005, we recognized income of $9,167 and $9,957 for our share of Comtex earnings, respectively.

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

Results of Operations

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005

                The Company had a net loss of $(406,611) during the three months ended September 30, 2006 compared to net income of $235,838 during the three months ended September 30, 2005. The decrease in the net income is explained below.

                Operating costs and expenses.  Operating costs and expenses decreased $17,205 from $70,616 at September 30, 2005 to $53,411 at September 30, 2006.  During this period, legal expenses increased $11,518 for services rendered in connection with the on-going SEC review of previously filed reports, and administrative costs associated with exploring the potential acquisition of WMC and redemption of the Series A shareholders, while decreases in accounting ($8,379), auditing expenses ($19,335) and offices expenses ($1,228) more than offset the increase.

Other income (expense):  Other income decreased $(659,654) from other income of $306.454 during the three months ended September 30, 2005 to other expense of $(353,200) during the three months ended September 30, 2006.  The decrease in other income is comprised primarily of a $(657,950) difference in the gain (loss) in the fair value of the derivative asset at September 25, 2006, when the derivative asset was marked to fair value before being written off as a result of the redemption of preferred stock in exchange for the Note and Comtex common stock, as compared to the gain (loss) in the fair value at September 30, 2005 of $342,782.  As was mentioned in Derivatives in Item 2, Critical Accounting Policies, the fair value of the derivative asset is calculated using a Black-Scholes Option Pricing Model.  This model takes into account, among other elements, the current share price of the underlying (Comtex common stock).  During the quarter ended September 30, 2006, the Comtex common stock share price decreased 75% from $0.85 per share at June 30, 2006 to $0.21 at September 30, 2006.  During the quarter ended September 30, 2005, the Comtex common stock share price increased 350% from $0.14 to $0.63 per share.  The number of shares under option, also dropped approximately 100,000 shares from 952, 171 to 856,954.

The Company had net working capital of $12,739 at September 30, 2006.  The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds.  Accordingly, the Company has not required any funding sources.  As of September 30, 2006, the Company expected to meet its short-term obligations from the sale of equity interests in Analex.

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

 See below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  December 18, 2007

AMASYS CORPORATION

By:	/s/ C. W. Gilluly, Ed. D.
C. W. Gilluly, Ed.D.
President and Chief Executive Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)