Form 10QSB
period 2006-12-31
AMASYS CORP
filed 2008-02-29
CIK 1023198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-QSB
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended December 31, 2006; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-21555

AMASYS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1812385
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

625 N. Washington Street, Suite 301, Alexandria, Virginia  22314
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
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The Company knows of no trading in its Common Stock since its inception.  As of December 31, 2006, there were 1,775,880 shares of stock held by non-affiliates.

As of December 31, 2006, 4,669,210 shares of the Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one):
Yes  ☐   No  ☒

AMASYS CORPORATION.
TABLE OF CONTENTS

		Page No.

Part I	Financial Information:

Item 1.	Financial Statements	1

	Balance Sheet as of December 31, 2006 (unaudited)	1

	Statements of Operations for the Three and Six Months Ended December 31, 2006 and 2005 and Cumulative From Entering Development Stage (October 1, 2006)	2
	to December 31, 2006 (unaudited)

	Statements of Cash Flows for the Six Months Ended December 31, 2006 and 2005 and Cumulative From Entering Development Stage (October 1, 2006)	3
	to December 31, 2006 (unaudited)

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	7

Item 3.	Controls and Procedures	13

Part II	Other Information:

Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

Certifications of Chief Executive Officer and Principal Financial Officer		16

PART I

Item 1.	Financial Statements

AMASYS Corporation
(A Development Stage Company)
Balance Sheet
(Unaudited)

December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$6,908

Total current assets	6,908

Total assets	$6,908

Liabilities and stockholder's equity
Current liabilities:
Accounts payable and accrued expenses	$9,709
Total current liabilities	9,709

Stockholder's equity:

Common stock, $0.01 par value; 20,000,000 shares authorized; 4,669,210 shares issued and outstanding	46,692
Additional paid-in capital	359,893

Retained deficit (including $(2,775) loss accumulated from entering development stage)	(409,386)
Total stockholders’ equity	(2,801)

Total liabilities and stockholder's equity	$6,908

See accompanying notes.

AMASYS Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		Cumulative From Entering Development Stage October 31, 2006
	2006	2005	2006	2005

Operating costs and expenses:
Professional services	$13,586	$31,079	$63,722	$97,411	$13,586
General and administrative	1,923	10,382	5,198	14,665	1,923
Total operating costs and expenses	15,509	41,461	68,920	112,076	15,509

Other income (expense):
Gain on sale of short-term investment	12,733	30,075	26,905	44,040	12,733
Interest income	1	44,489	43,409	88,978	1
Equity in (losses) earnings of Comtex	-0-	(28,950)	9,127	(18,993)	-0-
(Loss) gain on derivative asset	-0-	(180,412)	(419,907)	57,631	-0-
Total other income (expense)	12,734	(134,798)	(340,466)	171,656	12,734

Income (loss) before income taxes	(2,775)	(176,259)	(409,386)	59,580	(2,775)

Provision for income taxes	—	—	—	—	—

Net income (loss)	$(2,775)	$(176,259)	$(409,386)	$59,580	$(2,775)

Earnings (loss) per share:
Basic	$(0.00)	$(0.09)	$(0.12)	$0.00
Diluted	$(0.00)	$(0.09)	$(0.12)	$0.00

Weighted average number of shares:
Basic	4,494,211	2,207,350	3,364,419	2,207,350
Diluted	4,494,211	2,207,350	3,364,419	2,207,350

See accompanying notes.

AMASYS Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,		Cumulative From Entering Development Stage
	2006	2005	October 1, 2006

Operating activities:
Net (loss) income	$(409,386)	$59,580	$(2,775)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization on note receivable discount	(21,949)	(46,130)	—
Loss (gain) on derivative asset	419,907	(57,631)	—
(Gain) on sale of short-term investment	(26,905)	(44,040)	(12,733)
Equity in (earnings) losses	(9,127)	18,993	—
Changes in operating assets and liabilities
Interest receivable	—	(7,141)	—
Accounts payable and accrued expenses	(24,284)	12,490	(24,901)
Net cash used in operating activities	(71,744)	(63,879)	(40,409)

Investing activities:
Proceeds from sale of short-term investment	63,532	63,257	40,568
Net cash provided by investing activities	63,532	63,257	40,568

Financing activities;
Proceeds from sale of common stock	3,500	—	3,500
Net cash provided by financing activities	3,500	—	3,500

Net (decrease) increase in cash	(4,712)	(622)	3,659
Cash at beginning of period	11,620	1,024	3,249
Cash at end of period	$6,908	$402	$6,908

See accompanying notes.

1.	Basis of Presentation

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

No compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plan.  Due to the fact that options granted in 1996 were immediately exercisable, net income (loss) is the same under SFAS 123 and APB 25 for the three months ended December 31, 2006 and 2005.  On November 15, 2006, C.W. Gilluly, the president of the Company, exercised his options to purchase 350,000 restricted shares (out of a total of 900,000 options outstanding) and the Company issued 350,000 restricted shares to him. The remaining 550,000 options expired on November 16, 2006.

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

3.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(2,775)	$(176,259)	$(409,386)	$59,580
Preferred stock dividends		(24,500)		(49,000)
Numerator for basic earnings per share	(2,775)	(200,759)	(409,386)	10,580
Effect of dilutive securities	—	—	—	—
Numerator for dilutive earnings per share	$(2,775)	$(200,759)	$(409,386)	$10,580

Denominator:
Denominator for basic earnings per share-weighted average shares	4,494,211	2,207,350	3,364,419	2,207,350
Effect of dilutive securities:
Convertible preferred stock	—	—	—	—
Denominator for diluted earnings per share	4,494,211	2,207,350	3,364,419	2,207,350

Basic earnings (loss) per share	$(0.00)	$(0.09)	$(0.12)	$0.00
Diluted earnings (loss) per share	$(0.00)	$(0.09)	$(0.12)	$0.00

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

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from nonowner sources.  The Company’s comprehensive income (loss) includes unrealized gains (losses) on its short-term investment, as well as reclassification adjustments resulting from gains on sales of short-term investments that were realized and included in net income in the current period.  In accordance with paragraphs 18 through 20 of SFAS 130, these gains had also been included in Other Comprehensive Income as unrealized holding gains in the period in which they arose.  These gains are, therefore, deducted from Other Comprehensive Income to avoid including them twice.  During the three and six months ended December 31, 2006 and 2005, the Company reclassified realized gains and recognized net unrealized (losses) gains on its short-term investments as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net income (loss)	$(2,775)	$(176,259)	$(409,386)	$59,580
Other comprehensive income:
Unrealized (loss) gain on short-term investment	(3,532)	(8,051)	(10,868)	(45,716)
Less: reclassification adjustment for gains included in net (loss) income	(12,733)	(30,075)	(26,905)	(44,040)
Net unrealized (loss) gain on short-term investment	(16,265)	(38,126)	(37,773)	(89,756)

Other comprehensive (loss)	(16,265)	(38,126)	(37,773)	(89,756)
Comprehensive (loss)	$(19,040)	$(214,385)	$(447,159)	$(30,176)

6.	Income Taxes

The Company has incurred sufficient net operating loss carry forwards and the Company will not incur any income tax expense for the six months ended December 31, 2006.

7.	Subsequent Events

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

On January 24, 2008, the Company executed a $5,000 note with Private Capital Group, LLC, pursuant to which Private Capital Group, LLC advanced the Company $5,000 at a rate of 12% per annum.

There are 6,669,210 shares of common stock outstanding at June 30, 2007.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Company History

AMASYS Corporation (“AMASYS” or the “Company”) was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996.  As a result of a series of transactions during the 1980’s, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. (“Comtex”) and Analex Corporation (“Analex”), formerly known as Hadron, Inc.  As of December 31, 2006 AMASYS no longer had an equity interest in Comtex and no longer had an equity interest in Analex.

On July 2, 2001, the Company filed the following reports with the Securities and Exchange Commission (the “SEC”):  Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.  Prior to these filings, the Company had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the quarter ended December 31, 1996 because of the difficulty associated with the preparation of the Company’s initial financial statements as successor to Infotech.  The Annual Report on Form 10-K for the year ended June 30, 2002 was timely filed.  The Annual Report on Form 10-K for the year ended June 30, 2003 was filed on November 7, 2003.  The Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 was filed on February 20, 2004 pursuant to a Form 12b-25 filed on February 17, 2004.  Subsequent Form 10-QSBs were timely filed.  The Annual Report on Form 10-KSB for the year ended June 30, 2004 was filed on October 7, 2004 pursuant to a Form 12b-25 filed on September 27, 2004.  The Annual Report on Form 10-KSB for the year ended June 30, 2005 was filed on September 28, 2005 and was amended on January 19, 2007.  All subsequent quarterly reports of the Company through the September 30, 2006 reporting period have been filed with the SEC, and the Company intends to file all subsequent quarterly reports with the SEC as soon as possible.

Overview

AMASYS is the successor to Infotech, pursuant to Infotech’s bankruptcy proceeding.  Until September 25, 2006, AMASYS’ primary assets were its equity interest in and note receivable (the “Note”) from Comtex and an equity interest in Analex.  AMASYS owned 16% of the outstanding equity of Comtex, while the remainder was publicly owned.

On September 25, 2006, the Company exchanged the equity investment in Comtex common stock and the Note Receivable from Comtex of $856,954, for 55,209 shares of the AMASYS Series A Preferred stock.  Therefore, at December 31, 2006, the Company no longer had an equity interest in either the common stock of Comtex or the Note from Comtex.

The Note was convertible as follows:

	For the Quarter Ended December 31,
	2006	2005
Face value of Note	$-0-	$856,954
Conversion price per share	$-0-	$0.95
Number of shares into which the Note is convertible	-0-	902,057
Comtex share price	$0.20	$0.41

During October 2006, the Company sold the remaining 21,000 shares of common stock of publicly-held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security.  Therefore, at December 31, 2006, the Company no longer had an equity interest in Analex.

Subsequent Events

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

On January 24, 2008, the Company executed a $5,000 note with Private Capital Group LLC, pursuant to which Private Capital Group, LLC advanced the Company $5,000 at a rate of 12% per annum.

There are 6,669,210 shares of common stock outstanding at June 30, 2007

Financial Condition

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

Going Concern Uncertainties

As of the date of this quarterly report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

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

The fair value of the derivative instrument was estimated at the end of the period, using the following assumptions:

	For the Quarter Ended December 31,
	2006	2005
Risk-free rate of interest	0%	4%
Expected dividend rate	0%	0%
Expected life, in years	0.00	2.5
Per share market price of Comtex stock	$0.20	$0.41
Conversion factor	$0.00	$0.95
Number of shares under option	0.00	902,057
Black-Scholes option price per share	$0.00	$0.18

Derivative asset value	$0.00	$162,370

As of December 31, 2006, the balance of the derivative asset was $-0-.  For the quarter ended December 31, 2005, we recognized other (expense) of $(180,412) on the derivative asset for losses in the fair value of the conversion feature.

Short-Term Investment

Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company had classified its investment in Analex as an “available-for-sale” security.  As a result, the investment was carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  Realized gains and losses on sales of securities are included in earnings using the specific identification method.

During the six months ended December 31, 2006 and 2005, the Company reclassified unrealized gains of $26,905 and $44,040 on the available-for-sale security included as a separate component of stockholders’ equity to realized gains due to the sale of securities.

Investment in Common Stock-Related Party

At December 31, 2006 and 2005, we had a 0% and 16% ownership interest in Comtex.  The Company evaluated the applicability of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”), to its equity investment in Comtex.  Specifically, the Company has determined that Comtex is not a variable interest entity because the requirements of paragraphs 4(h) and 5 are not met:

(1)	AMASYS did not participate in the design or redesign of Comtex;
(2)	Comtex’s activities neither involve nor are conducted on behalf of AMASYS;
(3)	AMASYS’s equity & subordinated debt are less than half of the total of Comtex’s equity, subordinated debt and other subordinated financial support, based on the fair values of the interest in Comtex;
(4)	Comtex’s activities are not primarily related to securitizations or other forms of asset-backed financing or single-lessee leasing arrangements.

Since we had the ability to significantly influence the operations of Comtex, we accounted for our investment in Comtex under the equity method of accounting.  We could have significantly influenced the operations of Comtex since (i) if we converted our Note into shares of Comtex, we would have had a 21% ownership interest in Comtex, (ii) the Company, as well as our Chairman and CEO, were Comtex’s largest individual shareholders, (iii) the Company and our Chairman and CEO have a combined ownership interest in Comtex of 37%, (iv) our Chairman is the Chairman of Comtex.

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

On September 25, 2006, the Company exchanged the equity investment in Comtex common stock and the Note Receivable from Comtex of $856,954, for 55,209 shares of the AMASYS Series A Preferred stock.  Therefore, at December 31, 2006, the Company no longer had an equity interest in either the common stock of Comtex or the Note from Comtex.  During the three and six months ended December 31, 2005, we recognized other (expense) of $(28,950) and $(18,993) for our share of Comtex losses.

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

Results of Operations

Comparison of the three months ended December 31, 2006 to the three months ended December 31, 2005

The Company had a net loss of $(2,775) during the three months ended December 31, 2006 compared to a net loss of $(176,259) during the three months ended December 31, 2005. The decrease in the net loss is explained below.

Operating costs and expenses.  Operating costs and expenses decreased $25,952 to $15,509 during the three months ended December 31, 2006 from $41,461 for the prior fiscal year quarter due to a decrease in professional services expenses.  One board director has resigned, and the Company no longer pays the CEO/President nor the Secretary consulting fees since the Company exchanged the equity investment in Comtex common stock, and the Note Receivable from Comtex for the AMASYS Series A Preferred stock.  Additionally, due to the uncertain cash flows of the Company, the Company negotiated a maximum fee arrangement with both the legal and accounting professionals providing services to the Company.

Other income (expense):  Other income (expense) increased $147,532 from other expense of $(134,798) during the three months ended December 31, 2005 to other income of $12,734 during the three months ended December 31, 2006.  The other income (expense) for the quarter ended December 31, 2006 is comprised almost entirely of gains on the sale of the Analex stock.  Since the Company exchanged the equity investment in Comtex common stock, and the Note Receivable from Comtex for the AMASYS Series A Preferred stock during the previous quarter, the Company no longer recognizes a share of the equity in earnings (losses) of Comtex, nor receives interest income on the Note, nor recognizes the gain (loss) on the derivative asset.

Comparison of the six months ended December 31, 2006 to the six months ended December 31, 2005

The Company had a net loss of $(409,386) for the six months ended December 31, 2006 compared to net income of $59,580 during the six months ended December 31, 2005.  The decrease in the net income is explained below.

Operating costs and expenses.  Operating costs and expenses decreased by $43,156 during the six months ended December 31, 2006 compared to operating costs and expenses for the prior fiscal year due to decreases in professional services and general office expenses.  The Company no longer pays for the life and disability insurance of the CEO/President and has negotiated a reduced fee for administrative expenses paid to a related party.  Additionally, due to the uncertain cash flows of the Company, the Company negotiated a maximum fee arrangement with both the legal and accounting professionals providing services to the Company.

Other income (expense):  Other income (expense) decreased $(512,122) to $(340,466) during the six months ended December 31, 2006 from $171,656 for the six months ended December 31, 2005.  The decrease in other income (expense) is comprised primarily of an increase of $477,438 in the loss on derivative asset recognized during the previous quarter, and a reduction of $45,605 in interest income the Company no longer recognizes since exchanging the Note for the Preferred Stock.  These losses are offset in part by an increase of $28,120 during the previous quarter in the equity in earnings of Comtex .

Liquidity and Capital Resources

The Company had net working capital of $(2,801) at December 31, 2006.  The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds.  However, the Company is not current on its trade payables, including amounts owed to stockholders and continues to raise monies from short-term loans from individuals.

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

Under the supervision and with the participation of our Chief Executive Officer/Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 (e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer/Principal Financial Officer concluded that, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Date:  February 29, 2008

AMASYS CORPORATION

By:	/s/ C.W. Gilluly, Ed.D.
C.W. Gilluly, Ed.D.
President and Chief Executive Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)