Form 10QSB
period 2007-03-31
AMASYS CORP
filed 2008-07-24
CIK 1023198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-QSB

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2007; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-21555

AMASYS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	54-1812385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The Company knows of no trading in its Common Stock since its inception.  As of March 31, 2007, there were 1,775,880 shares of stock held by non-affiliates.

As of March 31, 2007, 4,669,210 shares of the Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐   No ☒

AMASYS CORPORATION
TABLE OF CONTENTS

		Page No.

Part I	Financial Information:

Item 1.	Financial Statements	1

	Balance Sheet	1
	as of March 31, 2007 (unaudited)

	Statements of Operations	2
	for the Three and Nine Months Ended
	March 31, 2007 and 2006 and
	Cumulative From Entering Development Stage (October 1, 2006)
	to March 31, 2007 (unaudited)

	Statements of Cash Flows	3
	for the Nine Months Ended
	March 31, 2007 and 2006 and
	Cumulative From Entering Development Stage (October 1, 2006)
	to March 31, 2007 (unaudited)

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis	7
	or Plan of Operations

Item 3.	Controls and Procedures	14

Part II	Other Information:

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

Certifications of Chief Executive Officer and Chief Financial Officer		17

PART I

Item 1.       Financial Statements

AMASYS Corporation
(A Development Stage Company)
Balance Sheet
(Unaudited)

March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$3,976
Prepaid expenses	4,000

Total current assets	7,976

Total assets	$7,976

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$19,646
Accounts payable, related party	5,023
Total current liabilities	24,669

Stockholders’ deficit:
Common stock, $0.01 par value; 20,000,000 shares authorized; 4,669,210 shares issued and outstanding	46,692
Additional paid-in capital	359,893
Retained deficit (including $(16,668) loss accumulated from entering development stage)	(423,278)
Total stockholders’ deficit	(16,693)

Total liabilities and stockholders’ deficit	$7,976

See accompanying notes.

AMASYS Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		Cumulative From Entering Development Stage October 1, 2006
	2007	2006	2007	2006

Operating costs and expenses:
Professional services	$5,764	$66,972	$69,485	$164,383	$19,350
General and administrative	7,988	4,353	13,186	19,018	9,911
Interest expense	141	-0-	141	-0-	141
Total operating costs and expenses	13,893	71,325	82,812	183,401	29,402

Other income (expense):
Gain on sale of short-term investment	—	8,625	26,905	52,666	12,733
Interest income	—	44,489	43,409	133,467	1
Equity in (losses) earnings of Comtex	—	(19,690)	9,127	(38,683)	—
Loss on derivative asset	—	(117,267)	(419,907)	(59,636)	—
Total other (expense) income	—	(83,843)	(340,466)	87,813	12,734

Loss before income taxes	(13,893)	(155,168)	(423,278)	(95,588)	(16,668)

Provision for income taxes	—	—	—	—	—

Net loss	$(13,893)	$(155,168)	$(423,278)	$(95,588)	$(16,668)

Loss per share (Note 3):
Basic	$(0.00)	$(0.08)	$(0.11)	$(0.08)
Diluted	$(0.00)	$(0.08)	$(0.11)	$(0.08)

Weighted average number of shares:
Basic	4,669,210	2,207,350	3,822,380	2,207,350
Diluted	4,669,210	2,207,350	3,822,380	2,207,350

See accompanying notes.

AMASYS Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,		Cumulative From Entering Development Stage
	2007	2006	October 1, 2006

Operating activities:
Net loss	$(423,278)	$(95,588)	$(16,668)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of note receivable discount	(21,949)	(69,195)	—
Loss on derivative asset	419,907	59,636	—
Gain on sale of short-term investment	(26,905)	(52,666)	(12,733)
Equity in (earnings) losses	(9,127)	38,683	—
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(4,000)	—	(4,000)
Accounts payable and accrued expenses	(14,347)	55,575	(14,963)
Accounts payable, related party	5,023		5,023
Net cash used in operating activities	(74,676)	(63,555)	(43,341)

Investing activities:
Proceeds from sale of short-term investment	63,532	76,267	40,568
Net cash provided by investing activities	63,532	76,267	40,568

Financing activities:
Proceeds from issuance of common stock	3,500	—	3,500
Net cash provided by financing activities	3,500	—	3,500

Net (decrease) increase in cash	(7,644)	12,712	727
Cash at beginning of period	11,620	1,024	3,249
Cash at end of period	$3,976	$13,736	$3,976

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

Development stage activities

Since the Company redeemed and converted all of its outstanding Series A Preferred Stock the end of September 2006, starting October 1, 2006 the Company has not conducted any business operations. All of the Company's operating results and cash flows reported in the accompanying financial statements from its inception are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

2.           Stock Based Compensation

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

No compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plan.  Due to the fact that options granted in 1996 were immediately exercisable, net income (loss) is the same under SFAS 123 and APB 25 for the three months ended March 31, 2007 and 2006.  On November 15, 2006, C.W. Gilluly, the president of the Company, exercised his options to purchase 350,000 restricted shares (out of a total of 900,000 options outstanding) and the Company issued 350,000 restricted shares to him. The remaining 550,000 options expired on November 16, 2006.

In December 2004, the FASB issued SFAS No. 123R, (SFAS 123R), Share-Based Payment, amending SFAS 123 to require companies to record as expense the fair value of equity-based compensation, including stock options, over the applicable vesting period.  SFAS 123R also requires more extensive disclosures concerning stock options than required under current standards.  The new rule applies to option grants made after adoption, as well as options that have not vested at the date of adoption.  SFAS 123R became effective no later than interim and annual periods beginning after December 15, 2005 for small business issuers.  The adoption of SFAS 123R did not have a significant effect on the Company’s financial statements as its stock options are fully vested.

On November 15, 2006, C.W. Gilluly, the president of the Company, exercised his options to purchase 350,000 restricted shares (out of a total of 900,000 options outstanding) and the Company issued 350,000 restricted shares to him. The remaining 550,000 options expired on November 16, 2006.

3.           Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Numerator:
Net loss	$(13,893)	$(155,168)	$(423,278)	$(95,588)
Preferred stock dividends	—	(24,500)	—	(73,500)
Numerator for basic earnings per share	(13,893)	(179,668)	(423,278)	(169,088)
Effect of dilutive securities	—	—	—	—
Numerator for dilutive earnings per share	$(13,893)	$(179,668)	$(423,278)	$(169,088)

Denominator:
Denominator for basic earnings per share-weighted average shares	4,669,210	2,207,350	3,822,380	2,207,350
Effect of dilutive securities:
Convertible preferred stock	—	—	—	—
Denominator for diluted earnings per share	4,669,210	2,207,350	3,822,380	2,207,350

Basic loss per share	$(0.00)	$(0.08)	$(0.11)	$(0.08)
Diluted loss per share	$(0.00)	$(0.08)	$(0.11)	$(0.08)

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

5.              Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from nonowner sources.  The Company’s comprehensive income (loss) includes unrealized gains (losses) on its short-term investment, as well as reclassification adjustments resulting from gains on sales of short-term investments that were realized and included in net income in the current period.  In accordance with paragraphs 18 through 20 of SFAS 130, these gains had also been included in Other Comprehensive Income as unrealized holding gains in the period in which they arose.  These gains are, therefore, deducted from Other Comprehensive Income to avoid including them twice.  During the three and nine months ended March 31, 2007 and 2006, the Company reclassified realized gains and recognized net unrealized (losses) gains on its short-term investments as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net (loss) income	$(13,893)	$(155,168)	$(423,278)	$(95,588)
Other comprehensive income:
Unrealized (loss) gain on short-term investment	—	(8,459)	(10,868)	(54,174)
Less: reclassification adjustment for gains included in net (loss) income	—	(8,625)	(26,905)	(52,665)
Net unrealized (loss) gain on short-term investment	—	(17,084)	(37,773)	(106,839)
Other comprehensive income	—	(17,084)	(37,773)	(106,839)
Comprehensive (loss) income	$(13,893)	$(172,252)	$(461,051)	$(202,427)

6.           Income Taxes

The Company has incurred sufficient net operating loss carry forwards and the Company will not incur any income tax expense for the nine months ended March 31, 2007.

7.           Commitments and Contingencies

On September 26, 2006, AMASYS signed an agreement to acquire all of the shares of common stock of World Mineral Corporation, a Nevada corporation (WMC) from WMC shareholders in exchange for an aggregate of 14,775,000 newly issued shares of AMASYS common stock.  To date the transaction has not been completed.

8.           Subsequent Events

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

On June 23, 2008, the Company executed a $15,000 note with C.W. Gilluly, its president, pursuant to which C.W. Gilluly advanced the Company $15,000 at a rate of 12% per annum.

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

On July 2, 2001, the Company filed the following reports with the Securities and Exchange Commission (the “SEC”):  Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.  Prior to these filings, the Company had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the quarter ended December 31, 1996 because of the difficulty associated with the preparation of the Company’s initial financial statements as successor to Infotech.  The Annual Report on Form 10-K for the year ended June 30, 2002 was timely filed.  The Annual Report on Form 10-K for the year ended June 30, 2003 was filed on November 7, 2003.  The Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 was filed on February 20, 2004 pursuant to a Form 12b-25 filed on February 17, 2004.  Subsequent Form 10-QSBs were timely filed.  The Annual Report on Form 10-KSB for the year ended June 30, 2004 was filed on October 7, 2004 pursuant to a Form 12b-25 filed on September 27, 2004.  The Annual Report on Form 10-KSB for the year ended June 30, 2005 was filed on September 28, 2005 and was amended on January 19, 2007.  All subsequent quarterly reports of the Company through the December 31, 2006 reporting period have been filed with the SEC, and the Company intends to file all subsequent quarterly reports with the SEC as soon as possible.

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

The Note was convertible as follows:

	For the Quarter Ended March 31,
	2007	2006
Face value of Note	$-0-	$856,954
Conversion price per share	$-0-	$0.95
Number of shares into which the Note is convertible	-0-	902,057
Comtex share price	$0.21	$0.19

During October 2006, the Company sold the remaining 21,000 shares of common stock of publicly-held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security.  Therefore, at March 31, 2007, the Company no longer had an equity interest in Analex.

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

On June 23, 2008, the Company executed a $15,000 note with C.W. Gilluly, its president, pursuant to which C.W. Gilluly advanced the Company $15,000 at a rate of 12% per annum.

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

The fair value of the derivative instrument is estimated at the end of the period, using the following assumptions:

	For the Quarter Ended March 31,
	2007	2006
Risk-free rate of interest	0%	4%
Expected dividend rate	0%	0%
Expected life, in years	-0-	2.25
Per share market price of Comtex stock	$0.21	$0.19
Conversion factor	$0.00	$0.95
Number of shares under option	-0-	902,057
Black-Scholes option price per share	$0.00	$0.05

Derivative asset value	$0.00	$45,103

    As of March 31, 2007, the balance of the derivative asset was $-0-.  For the quarter ended March 31, 2006, we recognized other (expense) of $(117,267) on the derivative asset for losses in the fair value of the conversion feature.

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

During the nine months ended March 31, 2007 and 2006, the Company reclassified unrealized gains of $26,905 and $52,666 on the available-for-sale security included as a separate component of stockholders’ equity to realized gains due to the sale of securities.

Investment in Common Stock-Related Party

At March 31, 2007 and 2006, we had a 0% and 16% ownership interest in Comtex.  The Company evaluated the applicability of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”), to its equity investment in Comtex.  Specifically, the Company has determined that Comtex is not a variable interest entity because the requirements of paragraphs 4(h) and 5 are not met:

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

On September 25, 2006, the Company exchanged the equity investment in Comtex common stock and the Note Receivable from Comtex of $856,954, for 55,209 shares of the AMASYS Series A Preferred stock.  Therefore, at March 31, 2007, the Company no longer had an equity interest in either the common stock of Comtex or the Note from Comtex.  During the three and nine months ended March 31, 2006, we recognized other (expense) of $(19,690) and $(38,683) for our share of Comtex losses.

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

Results of Operations

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006

    The Company had a net loss of $(13,893) during the three months ended March 31, 2007 compared to net loss of $(155,168) during the three months ended March 31, 2006. The decrease in the net loss is explained below.

    Operating costs and expenses.  Operating costs and expenses decreased $57,432 from $71,325 at March 31, 2006 to $13,893 at March 31, 2007 due primarily to a decrease in legal and other professional expenses.  Additionally, the Company no longer pays the CEO/President nor the Secretary consulting fees since the Company exchanged the equity investment in Comtex common stock and the note receivable from Comtex for the AMASYS Series A Preferred stock.  A further reduction of costs comes from the resignation of one member of the Board of Directors.

Other income (expense):  During the three months ended March 31, 2007, the Company recognized neither income nor other expense, having eliminated all sources of Other Income (Expense) upon exchange of the Comtex common stock and the Comtex Note for the Series A Preferred stock, and the final liquidation of the investment in Analex stock to finance operations in previous quarters.

Comparison of the nine months ended March 31, 2007 to the nine months ended March 31, 2006

The Company had a net loss of $(423,278) during the nine months ended March 31, 2007 compared to net loss of $(95,588) during the nine months ended March 31, 2006.  The increase in net loss is explained below.

    Operating costs and expenses.  Operating costs and expenses decreased by $100,589 to $82,812 during the nine months ended March 31, 2007 from $183,401 for the same period in 2006 due primarily to decreases in legal fees and other professional expenses.  During the nine months ended March 31, 2006, the Company incurred large expenses related to the SEC review of previously filed reports, a change in audit firms, administrative costs associated with exploring the potential acquisition of WMC and redemption of the Series A shareholders, coupled with increases in general office expenses to support those efforts.  Those costs were not recurring in the same period ending March 31, 2007.  Additionally, the Company no longer pays the CEO/President nor the Secretary consulting fees since the Company exchanged the equity investment in Comtex common stock and the note receivable from Comtex for the AMASYS Series A Preferred stock.  A further reduction of costs comes from the resignation of one member of the Board of Directors.

Other income (expense):  The decrease in operating costs and expenses was offset by a substantial decrease in other income (expense) of $(428,279) to $(340,466) during the nine months ended March 31, 2007 from $87,813 for the same period in 2006.   This change was due primarily to increased losses ($360,271) from the fair value of the conversion feature of the Comtex Note during the first quarter for fiscal year 2007.  Additionally, as a result of the exchange of the Comtex common stock and the Note for the AMASYS Series A Preferred stock in September 2006, the Company no longer recognizes a share of equity in the earnings of Comtex, nor the accretion of the discount on the Note into income, nor does the Company receive interest income from the Note.

Liquidity and Capital Resources

    The Company had net working capital of $(16,693) at March 31, 2007.  The Company has had minimal operating activity since commencing operations in 1996 and has not had any other uses of funds.  However, the Company is not current on its trade payables, including amounts owed to stockholders and continues to raise monies from short-term loans from individuals.

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

Date:  July 23, 2008

AMASYS CORPORATION

By:	/s/ C.W. Gilluly, Ed.D.
C.W. Gilluly, Ed.D.
President and Chief Executive Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)