Form 10KSB
period 2007-06-30
AMASYS CORP
filed 2008-10-10
CIK 1023198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-KSB
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-21555

AMASYS CORPORATION
(Name of Small Business Issuer in its charter)

Delaware	54-1812385
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registration is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The Company knows of no trading in its Common Stock since its inception.  As of June 30, 2007, there were 1,775,880 shares of stock held by non-affiliates.

As of June 30, 2007, 6,669,210 shares of the common stock of the registrant were outstanding.

PART I

Item 1.	Business

Company History

AMASYS Corporation (“AMASYS” or the “Company”) was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996.  As a result of a series of transactions during the 1980’s, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. (“Comtex”) and Analex Corporation (“Analex”), formerly known as Hadron, Inc.  The Company’s business was the maintenance of its equity interest in and note receivable from Comtex and equity interest in Analex.  During September and October 2006, the Company liquidated its equity interests in Comtex and Analex.

On July 2, 2001, the Company filed the following reports with the Securities and Exchange Commission (the “SEC”):  Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.  Prior to these filings, the Company had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the quarter ended December 31, 1996 because of the difficulty associated with the preparation of the Company’s initial financial statements as successor to Infotech.  The Annual Report on Form 10-K for the year ended June 30, 2002 was timely filed.  The Annual Report on Form 10-K for the year ended June 30, 2003 was filed on November 7, 2003.  The Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 was filed on February 20, 2004 pursuant to a Form 12b-25 filed on February 17, 2004.  The Annual Report on Form 10-KSB for the year ended June 30, 2004 was filed on October 7, 2004 pursuant to a Form 12b-25 filed on September 27, 2004.  The Annual Report on Form 10-KSB for the year ended June 30, 2005 was filed on September 28, 2005 and was amended on January 19, 2007 and March 22, 2007.  The Annual Report on Form 10-KSB for the year ended June 30, 2006 was filed on October 9, 2007.  All subsequent quarterly reports of the Company through the March 31, 2007 reporting period have been filed with the SEC and the Company intends to file all subsequent quarterly reports with the SEC as soon as possible.

Overview

AMASYS is the successor to Infotech, pursuant to Infotech’s bankruptcy proceeding.  Until September 25, 2006, AMASYS’ primary assets were its equity interest in and note receivable (the “Note”) from Comtex and an equity interest in Analex.  AMASYS owned 16% of the outstanding equity of Comtex, while the remainder was publicly owned.

On September 25, 2006, the Company exchanged the equity investment in Comtex common stock and the Note Receivable from Comtex of $856,954, for 55,209 shares of the AMASYS Series A Preferred stock.  Therefore, at June 30, 2007, the Company no longer had an equity interest in either the common stock of Comtex or the Note from Comtex.

During October 2006, the Company sold the remaining 21,000 shares of common stock of publicly-held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security.  Therefore, at June 30, 2007, the Company no longer had an equity interest in Analex.

Since the Company redeemed and converted all of its outstanding Series A Preferred Stock at the end of September 2006, starting October 1, 2006 the Company has not conducted any business operations.  All of the Company's operating results and cash flows reported in the accompanying financial statements from its inception are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

Employees

At June 30, 2007, the Company used the services of two consultants, both of whom serve as officers of the Company.  The Company has no employees.

Subsequent Events

On November 15, 2007, the Company executed a $15,000 note with C.W. Gilluly, the Chairman, President and CEO of the Company, pursuant to which C.W. Gilluly advanced the Company $15,000 at a rate of 12% per annum.

On January 24, 2008, the Company executed a $5,000 note with Private Capital Group, LLC, pursuant to which Private Capital Group, LLC advanced the Company $5,000 at a rate of 12% per annum.

On June 23, 2008, the Company executed a $15,000 note with C.W. Gilluly, pursuant to which C.W. Gilluly advanced the Company $15,000 at a rate of 12% per annum.

On September 16, 2008, the Company executed a $25,000 note with C.W. Gilluly, pursuant to which C.W. Gilluly advanced the Company $25,000 at a rate of 12% per annum.

There are 6,669,210 shares of common stock outstanding at June 30, 2007.

As previously reported, Robert F. Delaney retired from the board of directors effective November 26, 2006.

Item 2.	Properties

The Company owns no real estate.  The Company leases certain space from Comtex on a month-to-month basis.  During fiscal 2007, the Company paid $1,695 to Comtex for the pro rata portion of its office and administrative expenses to Comtex for its use of the facilities at 625 N. Washington Street, Alexandria, Virginia.

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

The approximate number of holders of record of the Company’s Common Stock as of June 30, 2007 was 474.

The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.

 In accordance with the Company’s Stock Option Plan, Dr. Gilluly received a grant of 350,000 options in November 1996, at an exercise price of $0.01 per share.  On November 15, 2006, Dr. Gilluly exercised his options to purchase 350,000 restricted shares (out of a total of 900,000 options) and the Company issued 350,000 restricted shares to him.  The remaining 550,000 options expired on November 16, 2006.

On May 24, 2007 the Company announced it had executed a $10,000 note with Private Capital Group, LLC, pursuant to which Private Capital Group, LLC advanced the Company $10,000 at a rate of 10% per annum.  Additionally, the Company granted an issuance of 1,000,000 shares of restricted common stock and a warrant to issue an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Private Capital Group, LLC to make the loan.  Private Capital Group, LLC is affiliated with World Mineral Corporation, which signed the Agreement and Plan of Share Exchange by and among AMASYS Corporation, World Mineral Corporation and the shareholders of World Mineral Corporation, dated September 26, 2006.

Similarly, the Company entered into a $10,000 note and warrant agreement with its Chairman and Chief Executive Officer, C.W. Gilluly, on the same terms as described above.

Set forth below is certain information as of June 30, 2007 regarding equity compensation to directors and executive officers of the Company that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Stock Option Plan	0	$0.00	0

Total	0	$0.00	0

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We had a Note from Comtex and in August 2001, the Note was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex.  In accordance with SFAS 133, we accounted for this conversion option as an embedded derivative.  As a result, the conversion option was being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings.  As previously reported, on September 25, 2006, the Company exchanged the Note for shares of the AMASYS Series A Preferred stock. Therefore, as of June 30, 2007, the balance of the derivative asset was $-0- and for the fiscal year ended June 30, 2007, we recognized other expense of $(377,059) due to the decrease in value of this derivative.

Investment in Comtex

As previously reported, on September 25, 2006, the Company exchanged the equity investment in Comtex common for shares of the AMASYS Series A Preferred stock.  Therefore, at June 30, 2007, the Company no longer had an equity interest in the common stock of Comtex.  At June 30, 2006, we had a 16% ownership interest in Comtex.  Since we had the ability to significantly influence the operations of Comtex, we accounted for our investment in Comtex under the equity method of accounting.  We could significantly influence the operations of Comtex since (i) if we converted our note receivable-related party into shares of Comtex, we would have a 21% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO are Comtex’s largest individual shareholders, (iii) the Company and our Chairman and CEO have a combined ownership interest in Comtex of 36%, and (iv) our Chairman is the Chairman of the Board of Comtex.  During the year ended June 30, 2007, we recognized income of $9,127 for our share of Comtex income and during the year ended June 30, 2006, we recognized losses of $71,934 for our share of Comtex losses.

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

Results of Operations

Comparison of the fiscal year ended June 30, 2007 to the fiscal year ended June 30, 2006

The Company had net loss of $(432,828) in fiscal year 2007 compared to net income of $281,531 in fiscal year 2006.  The decrease is explained below.

Operating costs and expenses.  Operating costs and expenses decreased $(117,524) to $92,362 in fiscal year 2007 primarily due to a decrease in all elements of professional fees as the Company’s operations ceased and the Company entered into development stage operations. General and administrative fees similarly decreased in response to dwindling financial resources and cessation of current operations.

Other income (expense):  Other income (expense) decreased $(831,883) from other income of $491,417 in fiscal year 2006 to other expense of $(340,466) in fiscal year 2007, primarily due to a decrease of $(377,059) in the value of the derivative asset, which was written off as a result of the exchange of the Note and the Comtex common stock for the Series A preferred stock of the Company.  The Company recorded the derivative asset as a result of the conversion feature of the Note in 2001; with the Note no longer an asset of the Company after the exchange for the preferred stock, the derivative ceased to be an asset as well and the Company no longer received interest income from the Note nor continued to accrete the discount into current income, further reducing other income.  Since the Company sold all remaining shares of its Analex common stock to finance operations, gains from sales of the short-term investment decreased $(43,323) as well.

Liquidity and Capital Resources

The Company had net working capital of $(6,046) at June 30, 2007.  The Company has had minimal operating activity since commencing operations in 1996 and is now relying on loans from related parties as funding sources since the Company can no longer expect to meet its short-term obligations through payments of interest from the Note and from the sales of equity interests in Analex.

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

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

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

Item 8B.	Other Information

None.

PART III

Item 9.	Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act.

Directors

The following table contains information as of June 30, 2007 as to each Director of the Company:

Name	Since	Director Age	Office Held with the Company

C.W. Gilluly, Ed.D.	1992	61	Chairman of the Board, President and Chief Executive Officer

Robert J. Lynch, Jr. (1, 2)	1992	74	Director

Thomas E. McMahan (1, 2)	1992	64	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee

C.W. GILLULY, Ed.D. has served as Chairman of the Board, President and Chief Executive Officer of the Company since June 1992.  Dr. Gilluly served as President of Comtex from June 1992 until May 1993, as Chief Executive Officer from June 1992 until September 1997, as Chairman of the Board from June 1992 until December 2002, and as Vice-Chairman from December 2002 through June 2003.  He continues to serve as a Director of Comtex and has served as Chairman of the Board since February 2004.  Dr. Gilluly served on the Board of Directors of Analex until March 2003, where he was Chairman of the Board from October 1994 until January 2001, and also served as Chief Executive Officer from May 1993 through March 2000.

ROBERT J. LYNCH, JR. is the President of American & Foreign Enterprises, Inc., a private corporation managing U.S. and international investments in industrial and real estate opportunities, for whom he has worked for thirty-seven years. Mr. Lynch also serves as a Director of Comtex.  Mr. Lynch has been designated as the financial expert serving on the Audit Committee.

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

Executive Officer

As of June 30, 2007, the only executive officer of the Company who is not also a Director of the Company is S. Amber Gordon, the Corporate Secretary of the Company.

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

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by the Company to its President and Chief Executive Officer, during the fiscal year ended June 30, 2007.  Neither Dr. Gilluly nor any other officer of the Company receives compensation in excess of $100,000 per year.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Options Granted	All Other Compensation
C.W. Gilluly (1)	2007	$12,000	—	—	$487
Chairman	2006	$36,000	—	—	$6,805
	2005	$36,000	—	—	$6,805

(1)	Dr. Gilluly did not receive any salary from 1992 through fiscal 2003. In 1996, he received a grant of stock options, described below.

Stock Option Grants

No stock options were granted during the fiscal year ended June 30, 2007.  In accordance with the Company’s Stock Option Plan, Dr. Gilluly received a grant of 350,000 options in November 1996, at an exercise price of $0.01 per share.  On November 15, 2006, Dr. Gilluly exercised his options to purchase 350,000 restricted shares (out of a total of 900,000 options) and the Company issued 350,000 restricted shares to him.  The remaining 550,000 options expired on November 16, 2006.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of June 30, 2007.

Fiscal Year-End Option Values (1)

	Shares Acquired upon Exercise of	Value Realized From Exercise	Number of Shares Underlying Unexercised Options at June 30, 2007		Value of Unexercised In-the-Money Options at June 30, 2007
Name	Options	Of Options	Exercisable	Unexercisable	Exercisable	Unexercisable

C.W. Gilluly	—	—	—	—	$—	$—

(1)
As there has been no trading in the Company’s stock since its formation, the Company determined that the market value of its common stock approximates its exercise price of $.01; however, there can be no assurance that this is an accurate reflection of the market value.

Stock Option Plan

The Company’s Stock Option Plan was approved pursuant to the Confirmation of the Third Amended Plan of Reorganization of Infotech on June 21, 1994 and was effective as of the Effective Date of the Plan, on June 21, 1996.  The Plan provided for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options in order to recruit and retain key employees, consultants and Directors.  The Plan expired on November 16, 2006.

Compensation of Directors

The Company pays non-employee members of the Board $1,000 per quarter, $500 per board meeting, and $250 per audit committee meeting, plus travel expenses incurred in connection with attendance at Board meetings.  During fiscal year 2007, each of the Company’s non-employee Directors received compensation as shown below for services rendered to the Company.

Director Compensation

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert F. Delaney	$2,000	--	--	---	---	---	$2,000
Robert J. Lynch, Jr.	$4,500	--	--	---	---	---	$4,500
Thomas E. McMahan	$4,500	--	--	---	---	---	$4,500

Fees earned or paid in cash represents annual fees, annual retainer and committee fees paid to Directors.

Employment Agreements

The Company has no employment agreements.

Compensation Committee Report on Executive Compensation

Compensation for the President and Chief Executive Officer

The Committee reports that during the fiscal year ended June 30, 2007, Dr. Gilluly received payment of $12,000 as compensation for his services as President and Chief Executive Officer of the Company.

Submitted by the Compensation Committee

Robert J. Lynch, Jr.
Thomas E. McMahan

Compensation Committee Interlocks and Insider Participation

None

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of June 30, 2007, regarding the beneficial ownership of the Company’s Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), of more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see “Executive Compensation”) and (iv) all executive officers and Directors of the Company as a group.  Unless otherwise indicated, the address of each named beneficial owner is c/o AMASYS Corp., 625 North Washington Street, Suite 301, Alexandria, Virginia 22314.  Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Tepco Ltd.	2,069,080	23.87%
The Continental Building
25 Church Street,
Hamilton HM 12, Bermuda

Private Capital Group, LLC	2,000,000	23.07
Two Grand Central Tower
140 E. 45th Street, Suite 15C
New York, NY 10017

C.W. Gilluly, Chairman and CEO	2,427,048	28.0

Robert J. Lynch, Jr., Director	6,245 (2)	*

Thomas E. McMahan, Director	27,043	*

Joshua Angel	191,578	2.21
c/o Herrick, Feinstein LLP
2 Park Avenue
New York, NY 10016

Bruce Frankel Estate	128,901	1.49
c/o Cole, Schotz PA
900 Third Ave, 16th Floor
New York, NY 10022

All Directors and Executive Officers as a group (4 persons)	2,460,991	28.39
		* Less than 1%

(1)
Beneficial ownership is direct unless otherwise indicated and includes warrants that are exercisable within 60 days.  The percentage of beneficial ownership of all Directors and executive officers as a group is based on the sum of the total number of shares outstanding and all outstanding warrants held by Directors and executive officers that are exercisable within 60 days.

(2)	Includes 245 shares held by Mr. Lynch’s wife.

Item 12.	Certain Relationships and Related Transactions

Dr. Gilluly serves as Chairman of the Board and Chief Executive Officer of the Company.  Dr. Gilluly also serves as Chairman of the Board of Directors of Comtex.  Mr. Lynch, a Director of the Company, also serves as a Director of Comtex.

PART IV

Item 13.	Exhibits and Reports on Form 8-K

(a) 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm (Turner, Stone & Company, L.L.P)	F-1

	Balance Sheet at June 30, 2007	F-2

	Statements of Operations for the fiscal years ended June 30, 2007 and 2006	F-3

	Statements of Stockholders’ Equity for the fiscal years ended June 30, 2007 and 2006	F-4 to F-5

	Statements of Cash Flows for the fiscal years ended June 30, 2007 and 2006	F-6 to F-7

	Notes to Financial Statements	F-8

2.	Financial Statement Schedules

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

(b)           Reports on Form 8-K

On May 24, 2007 the Company filed a Form 8-K for Entry into a Material Definitive Agreement whereby it announced it had received an infusion of $20,000 in order to continue its operations in the near-term.  The Company executed a $10,000 note with Private Capital Group, LLC, pursuant to which Private Capital Group, LLC advanced the Company $10,000 at a rate of 10% per annum.  Additionally, the Company granted an issuance of 1,000,000 shares of restricted common stock and a warrant to issue an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Private Capital Group, LLC to make the loan.  Private Capita l Group, LLC is affiliated with World Mineral Corporation, which signed the Agreement and Plan of Share Exchange by and among AMASYS Corporation, World Mineral Corporation and the shareholders of World Mineral Corporation, dated September 26, 2006.

Similarly, the Company entered into a note and warrant agreement with its Chairman and Chief Executive Officer, C.W. Gilluly, on the same terms as described above.

Item 14.	Principal Accountant Fees and Services

Our Audit Committee is responsible for appointment of the Company’s independent registered public accounting firm.  During the year ended June 30, 2007, the Company engaged Turner, Stone & Company, LLP and ceased using Kaiser Scherer & Schlegel, PLLC to conduct its annual audit and quarterly reviews of the financial statements and to provide services in connection with the SEC proxy statement filing.

The following table sets forth aggregate fees billed to the Company by its principal accountants for the fiscal years ended June 30, 2007 and 2006.

	Fiscal Years Ended June 30,
	2007	2006

Audit Fees	$9,111	$32,374
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

Date:  October 8, 2008

AMASYS CORPORATION

By:	/s/ C.W. Gilluly
C.W. Gilluly, Ed.D.
President and Chief Executive Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature	Title	Date

/s/ C.W. Gilluly	Chairman and Director	October 8, 2008
C.W. Gilluly, Ed.D.

/s/ Robert J. Lynch, Jr.	Director	October 8, 2008
Robert J. Lynch, Jr.

/s/ Thomas E. McMahan	Director	October 8, 2008
Thomas E. McMahan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
AMASYS Corporation

We have audited the accompanying balance sheet of AMASYS Corporation (a development stage company) (the “Company”) as of June 30, 2007, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended June 30, 2007 and for the period October 1, 2006 through June 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMASYS Corporation as of June 30, 2007, and the results of its operations and cash flows for each of the years in the two year period ended June 30, 2007 and for the period October 1, 2006 through June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no business operations and has a net working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.
Certified Public Accountants
Dallas, Texas
October 8, 2008

AMASYS Corporation
(A Development Stage Company)
Balance Sheet

June 30, 2007
Assets
Current assets:
Cash	$7,862
Prepaid expenses	700
Total current assets	8,562

Total assets	$8,562

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$6,585
Accounts payable, related parties	8,023
Total current liabilities	14,608

Long-term liabilities:
Notes payable, related parties	20,197
Total liabilities	34,805

Commitments and contingencies (Note 11)

Stockholders’ deficit:

Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued or outstanding	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 6,669,210 shares issued and outstanding	66,692
Additional paid-in capital	317,045
Retained deficit (including loss of $46,218 accumulated from entering development stage)	(409,980)
Total stockholders’ deficit	(26,243)

Total liabilities and stockholders’ deficit	$8,562

See accompanying notes.

AMASYS Corporation
(A Development Stage Company)
Statements of Operations

	June 30,		Cumulative
	2007	2006	From Entering Development Stage October 1, 2006

Operating costs and expenses:
Professional services	$77,170	$187,851	$27,035
General and administrative	14,854	22,035	11,579
Interest expense	338	—	338
Total operating costs and expenses	92,362	209,886	38,952

Other income (expense):
Stock issued for loans	(20,000)	—	(20,000)
Gain on sale of short-term investment	26,905	70,228	12,734
Interest income	43,409	177,955	—
Equity in earnings (losses) of Comtex	9,127	(71,934)	—
(Loss) gain on derivative asset	(377,059)	315,168	—
Total other (expense) income	(317,618)	491,417	7,266

(Loss) income before income taxes	(409,980)	281,531	(46,218)

Provision for income taxes	—	—	—

Net (loss) income	$(409,980)	$281,531	$(46,218)

(Loss) income per share (Note 3):
Basic	$(0.10)	$0.08
Diluted	$(0.10)	$0.07

Weighted average number of shares outstanding:
Basic	4,033,507	2,207,350
Diluted	4,033,507	4,167,350

See accompanying notes.

AMASYS Corporation
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
Years Ended June 30, 2007 and 2006

								Accumulated
						Accumulated	Retained	Deficit
					Additional	Other	Earnings	During
	Preferred Stock		Common Stock		Paid-In	Comprehensive	(Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Stage	Total
Balance, June 30, 2005	196,000	$1,960	2,207,350	$22,073	$799,485	$178,474	$1,448	$-	$1,003,440

Unrealized loss on short-term investment	-	-	-	-	-	(140,701)	-	-	(140,701)

Net income	-	-	-	-	-	-	281,531	-	281,531
Comprehensive income									140,830
									.
Balance, June 30, 2006	196,000	1,960	2,207,350	22,073	799,485	37,773	282,979	-	1,144,270

Issuance of common stock upon redemption of preferred stock	(196,000)	(1,960)	2,111,860	21,119	(482,440)	-	(282,979)	-	(746,260)

Issuance of restricted common stock upon exercise of options	-	-	350,000	3,500	-	-	-	-	3,500

Issuance of restricted common stock as inducement to make loans	-	-	2,000,000	20,000	-	-	-	-	20,000

Recognition of loss on sale of marketable equity securities	-	-	-	-	-	(37,773)	-	-	(37,773)

Net loss	-	-	-	-	-	-	(363,762)	(46,218)	(409,980)
Comprehensive loss									(447,753)

Balance, June 30, 2007	-	$-	6,669,210	$66,692	$317,045	$-	$(363,762)	$(46,218)	$(26,243)

See accompanying notes.

AMASYS Corporation
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
Years Ended June 30, 2007 and 2006

	2007	2006	Cumulative from Entering Development Stage October 1, 2006
Disclosure of reclassification amount:
Unrealized holding losses arising during period	$(10,868)	$(70,473)		$(3,531)
Less: reclassification adjustment for realized gains
included in net loss	26,905	70,228		12,734

Net unrealized losses on securities	$(37,773)	$(140,701)	$	(16,265)

See accompanying notes.

AMASYS Corporation
(A Development Stage Company)
Statements of Cash Flows

	June 30,		Cumulative From Entering Development Stage
	2007	2006	October 1, 2006

Operating activities:
Net (loss) income	$(409,980)	$281,531	$(46,218)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock issued for loans	20,000	—	20,000
Amortization of note receivable discount	(21,949)	(92,260)	—
Loss (gain) on derivative asset	377,059	(315,168)	—
Gain on sale of short-term investment	(26,905)	(70,228)	(12,734)
Equity in (earnings) losses of Comtex	(9,127)	71,934	—
Changes in operating assets and liabilities:
Prepaid expenses	(700)	—	(700)
Accounts payable and accrued expenses	(19,908)	30,312	(20,300)
Accounts payable, related parties	720	—	495
Net cash used in operating activities	(90,790)	(93,879)	(59,457)

Investing activities:
Proceeds from sale of short-term investment	63,532	104,475	40,570
Net cash provided by investing activities	63,532	104,475	40,570

Financing activities:
Proceeds from issuance of common stock	3,500	—	3,500
Proceeds from notes payable, related parties	20,000		20,000
Net cash provided by financing activities	23,500	—	23,500

Net (decrease) increase in cash	(3,758)	10,596	4,613
Cash at beginning of period	11,620	1,024	3,249
Cash at end of period	$7,862	$11,620	$7,862

See accompanying notes.

AMASYS Corporation
(A Development Stage Company)
Statements of Cash Flows

Non cash transactions:

On September 25, 2006, AMASYS redeemed its Series A Preferred Stock in consideration of the outstanding promissory note, its investment in common stock of Comtex News Network, Inc. and the issuance of 2,111,860 shares of AMASYS Common stock.  The following table illustrates the non-cash effect of the above transaction.

Note receivable, net of discount of $148,478	$703,412
Issuance of 2,111,860 shares of common stock	21,119
Derivative asset	42,848
Retirement of preferred stock	(1,960)
Retained earnings	(282,979)
Paid in capital	(482,440)
$-

See accompanying notes.

AMASYS Corporation
(A Development Stage Company)
Notes to Financial Statements

June 30, 2007

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

Basis of Presentation and Going Concern Uncertainty

The financial statements of the Company have been prepared assuming the Company will continue as a going concern.  However, the Company has sustained losses and as of June 30, 2007 the Company has no business operations and has a net working capital deficiency.  These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern.  Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business.  Until such time, the Company anticipates its working capital needs will be funded through notes from its major stockholders.  Management believes these steps will provide the Company with adequate funds to sustain its continued existence.  There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that it will continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since the Company redeemed and converted all of its outstanding Series A Preferred Stock the end of September 2006, starting October 1, 2006 the Company has not conducted any business operations. All of the Company's operating results and cash flows reported in the accompanying financial statements from October 1, 2006 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities required to be reported pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

2.  Summary of Significant Accounting Policies

Cash and Cash Flows

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

AMASYS Corporation
(A Development Stage Company)
Notes to Financial Statements

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk consist primarily of cash. Cash is maintained with a financial institution, which has high credit standing.

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

As discussed in Note 4, the Company had a note receivable–related party from Comtex.  In August 2001, the Note was amended to include a provision that allowed the Company to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex.  In accordance with SFAS 133, the Company accounted for this conversion option as an embedded derivative.  As a result, the conversion option was carried at fair value determined using a Black-Scholes model with changes in the fair value recognized currently in earnings.

For the past twelve years, the Company has engaged the services of a CPA firm to prepare derivative asset valuations.  The procedures utilized to compute the derivative asset evaluation using the Black-Scholes model were originally established by a major, international accounting firm.  These procedures have been consistently followed since inception.

The Note was exchanged for the Preferred Stock of the Company in September 2006, thus eliminating the derivative.  As of June 30, 2007 the balance of the derivative asset was $-0- and for the fiscal years ended June 30, 2007 and 2006, and for the period from October 1, 2006 through June 30, 2007, the Company recognized other (expense) income of $(377,059),  $315,168, and $-0- respectively, due to the (decrease) increase in value of this derivative during the reporting periods.

AMASYS Corporation
(A Development Stage Company)
Notes to Financial Statements

The fair value of the derivative instrument was estimated quarterly using the following assumptions:

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

As indicated in the above table, the primary fluctuations in the fair value of the derivative instrument are the volatility rate, per share market price of Comtex stock, conversion factor and number of shares under option.

Short-Term Investment

The Analex common stock was fully liquidated during the first quarter of fiscal year 2007 and the proceeds used to fund continuing operations.  Under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company had classified its investment in Analex as an “available-for-sale” security.  As a result, the investment was carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ deficit.  Realized gains and losses on sales of securities were included in earnings using the specific identification method.

During the fiscal years ended June 30, 2007 and 2006, and for the period from October 1, 2006 through June 30, 2007, the Company reclassified unrealized gains to realized gains of $26,905, $70,228, and $12,733 respectively, on the available-for-sale security included as a separate component of stockholders’ equity due to the sale of securities.

AMASYS Corporation
(A Development Stage Company)
Notes to Financial Statements

Investment in Common Stock – Related Party

The Comtex common stock was exchanged for the Preferred Stock of the Company in September 2006, thus at June 30, 2007, the Company no longer had an ownership interest in Comtex. However, at June 30, 2006 the Company had a 16% ownership interest in Comtex. The Company evaluated the applicability of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), to its equity investment in Comtex.  Specifically, the Company determined that Comtex was not a variable interest entity because the requirements of paragraphs 4(h) and 5 of FIN 46 were not met:

1.	AMASYS did not participate in the design or redesign of Comtex
2.	Comtex’s activities neither involved nor were conducted on behalf of AMASYS
3.
AMASYS’ equity and subordinated debt were less than half of the total of Comtex’s equity, subordinated debt and other subordinated financial support, based on the fair values of the interests in Comtex

4.	Comtex’s activities were not primarily related to securitizations or other forms of asset-backed financing or single-lessee leasing arrangements

The Company did have the ability to significantly influence the operations of Comtex and the Company accounted for its investment in Comtex under the equity method of accounting.  The Company could significantly influence the operations of Comtex since (i) if the Company converted its note receivable-related party into shares of Comtex, the Company would have had a 21% ownership interest in Comtex, (ii) the Company as well as the Company’s Chairman and CEO were Comtex’s largest individual shareholders, (iii) the Company and the Company’s Chairman and CEO had a combined ownership interest in Comtex of 36% and (iv) the Company’s Chairman and Chief Executive Officer was concurrently serving as Chairman of Comtex.  During the year ended June 30, 2007, the Company recognized $9,127 for our share of Comtex earnings and for the year ended June 30, 2006, the Company recognized expense of $71,934 for our share of Comtex losses.

At June 30, 2006, the Company’s equity share of Comtex losses had exceeded the Company’s basis in the investment in common stock – related party, accounted for under equity method accounting.  Additional losses in excess of basis were accounted for as an adjustment to the basis of other investments in the investee (note receivable from Comtex) held by the Company in accordance with EITF 98-13, (“EITF 98-13”), Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee.  Subsequent investee income had been recorded as adjustments to the adjusted basis of the other investments in the reverse order of the application of the investor’s share of the investee’s losses.  As of June 30, 2006, equity in Comtex losses had caused a reduction in the basis to the Note of $14,191 to $842,763 and reduced the basis in the investment in common stock–related party to $-0-.

AMASYS Corporation
(A Development Stage Company)
Notes to Financial Statements

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from non-owner sources. The Company’s comprehensive income (loss) included unrealized gains (losses) on its short-term investment, as well as reclassification adjustments resulting from gains on sales of short-term investments that were realized and included in net income in the related period.  In accordance with paragraphs 18 through 20 of SFAS 130, these gains had also been included in Other Comprehensive Income as unrealized holding gains in the period in which they arose.  These gains were, therefore, deducted from Other Comprehensive Income to avoid including them twice.

AMASYS Corporation
(A Development Stage Company)
Notes to Financial Statements

During the year ended June 30, 2007 and 2006, and for the period from October 1, 2006 through June 30, 2007, the Company reclassified realized gains of $26,905, $70,228, and $12,734, respectively.

Accumulated other comprehensive income of $37,773 at June 30, 2006 represented the Company’s unrealized gain on its short-term investment.

In October 2006, the Company sold the remaining shares of the short-term investment and reclassified all adjustments resulting from gains on sales of that short-term investment as realized gains and included them in net income.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by weighted average common shares outstanding.  Diluted EPS is computed similarly, except that it includes the assumed exercise of stock options and the conversion of Preferred Stock as long as the effect is not anti-dilutive.

Fair Value of Financial Instruments

Cash accounts payable and other accrued expenses are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments.

3.  Investment in Common Stock – Related Party

On September 25, 2006, the Company exchanged its equity investment in Comtex common stock and the Note Receivable from Comtex of $856,954 for 55,209 shares of the AMASYS Series A Preferred Stock.  Therefore, at June 30, 2007, the Company no longer had an equity interest in either the common stock of Comtex or the Note from Comtex.  However, at June 30, 2006, the Company had a 16% ownership interest in Comtex.  The following information presents condensed balance sheet information as of June 30, 2006 and condensed income statement information for the year ended June 30, 2006:

June 30,
2006 (audited)

Current assets	$2,753,365
Other assets	215,299
Current liabilities	1,379,127
Long-term liabilities	858,968

AMASYS Corporation
(A Development Stage Company)
Notes to Financial Statements

Year Ended June 30,
2006 (audited)

Revenues	$7,676,524
Gross profit	4,001,153
Net income (loss)	(458,107)

4.  Note Receivable – Related Party

The Company was assigned a note receivable from Comtex in connection with the Assignment and Assumption Agreement, which was initially recorded at its estimated fair value.  In June 1999, the note was amended to include outstanding interest of approximately $254,000 into the principal amount of the note receivable, which was due July 1, 2002.  The note bore interest at 10% and was collateralized by a continuing interest in all receivables, purchase orders, and all patents and technology then or thereafter held or received by Comtex.

In August 2001, the Company and Comtex signed an amendment to the Note Payable to AMASYS, (Second Amendment to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note) (the “Amended Note”) extending the term of the Amended Note from July 1, 2002 until July 1, 2008.  In addition to the extension of the term, the Amended Note included a provision for the Company to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex.  The Amended Note was convertible at a price of $1.00 per share, which price increased by $0.10 upon each anniversary of the amendment.

On December 9, 2003, the Company and Comtex executed an amendment to the Amended Note for the purpose of reducing the price at which the Amended Note may be converted into common stock of Comtex.   Pursuant to the Third Amendment, the Company agreed to subordinate the Amended Note to both Comtex’s note payable to its former landlord and pursuant to Comtex’s financing agreement with a third party financial institution.  In consideration for these subordination agreements, Comtex agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter, until June 9, 2008, when the conversion price would reach $1.20 per share.  This was to be the final increase before the Note matured on 1 July 2008.  At the date of the amendment, the conversion price of the Amended Note was in excess of the stock price.  In September 2006, the Company exchanged its ownership interest in the Note for Preferred Stock of the Company.  However, as of June 30, 2006 and just prior to the exchange, the Amended Note had a principal balance of $856,954.  Interest paid to AMASYS totaled approximately $21,424 and $86,000 for the years 2007 and 2006.  At June 30, 2006, the Company recognized losses in excess of basis of the investment in Comtex stock as an adjustment to the basis of the Note of $14,191 (See Note 2).

AMASYS Corporation
(A Development Stage Company)
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

Since Comtex had experienced prior year losses, the Company evaluated the Note for collectibility.  As a result, the Company evaluated whether or not there was an impairment loss by comparing the fair value of the collateral (including cash and security interest in the accounts receivable of Comtex) to the carrying value of the Note of $672,336.  Since the fair value of the collateral exceeded the carrying value of the Note, the Company did not record an impairment charge at June 30, 2006.

The Company calculated the fair value of the conversion option to be $701,486 as of the date of the amendment using a Black-Scholes option-pricing model.  The $701,486 represented a discount on the Amended Note, which the Company was accreting into earnings over the life of the Amended Note under the effective interest method.  For the years ended June 30, 2007 and 2006, and for the period from October 1, 2006 through June 30, 2007, the Company recognized interest income of $43,409, $177,955, and $1, respectively, which included $21,949, $92,260, and $-0-, respectively, related to accretion of the discount.  The effective interest rate on the Amended Note was 21%.

5.  Related Party Transactions

Leases

The Company leases certain space from Comtex on a month-to-month basis.  For the years ended June 30, 2007 and 2006, and for the period from October 1, 2006 through June 30, 2007, the Company incurred rent expense of $1,695, $3,632, and $700, respectively, to Comtex which is included in general and administrative expenses in the Company’s statements of operations.  In addition, certain Comtex employees provide accounting and corporate services to the Company.  For the years ended June 30, 2007 and 2006, and for the period from October 1, 2006 through June 30, 2007, the Company paid consulting fees of $18,000, $54,000, and $4,500, respectively, which is included in professional services in the Company’s statements of operations.

AMASYS Corporation
(A Development Stage Company)
Notes to Financial Statements

Notes payable, related parties

During the year ended June 30, 2007, the Company received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2008.  As of June 30, 2007, accrued interest payable totaled $99 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, the Company issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants have a fair market value of $0.

During the year ended June 30, 2007, the Company received $10,000 from Dr. C.W. Gilluly, the Company’s Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2008.  As of June 30, 2007, accrued interest payable totaled $98 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, the Company issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants have a fair market value of $0.

AMASYS Corporation
(A Development Stage Company)
Notes to Financial Statements

6.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30,
	2007	2006
Numerator:
Net (loss) income	$(409,980)	$281,531
Preferred stock dividends	-0-	(98,000)
Numerator for basic earnings per share	(409,980)	183,531
Effect of dilutive securities	-0-	98,000
Numerator for diluted earnings per share	$(409,980)	$281,531
Denominator:
Denominator for basic earnings per share – weighted average shares	4,033,507	2,207,350
Effect of dilutive securities:
Convertible preferred stock	-0-	1,960,000
Denominator for diluted earnings per share	4,033,507	4,167,350
Basic earnings per share	$(0.10)	$0.08
Diluted earnings per share	$(0.10)	$0.07

For the year ended June 30, 2006, the 900,000 shares issuable upon the exercise of stock options have been excluded from the computation since their effect was not dilutive.

7.  Income Taxes

The following table reconciles the Company’s statutory tax rate to the effective tax rate:

Year ended June 30,	Cumulative
From Entering
Development Stage
2007	2006	October 1, 2006

Tax benefit (expense) at statutory rate	$140,000	34%	$(95,000)	(34%)	$15,700	34%
Reconciling items:

State income taxes	16,000	4%	(11,100)	(4%)	1,800	4%
Valuation allowance	(156,000)	(38)%	106,100	38%	(17,500)	(38)%

Effective tax rate	$0	0.0%	$0	0.0%	$0	0.0%

AMASYS Corporation
(A Development Stage Company)
Notes to Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets as of June 30, 2007 and 2006 are as follows:

	June 30, 2007	June 30, 2006

Deferred tax assets:
Net operating losses carryforwards	$471,188	$504,706
Discount on note receivable- related party	-0-	64,694
Equity method reporting	-0-	51,090
Total deferred tax assets	471,188	620,490

Deferred tax liabilities:
Derivative asset	-0-	(159,397)
Total deferred tax liabilities	(-0-)	(159,397)

Net deferred tax asset	471,188	461,093
Valuation allowance	(471,188)	(461,093)
Deferred tax asset, net	$—	$—

A reconciliation of net income (loss) per books with net loss per return is as follows:

	June 30,
	2007	2006
Net income (loss), per books	$(409,980)	$281,531
Income subject to tax not recorded on the books:
Non deductible items	100
Gain on sale of short-term investment	15,299	7,270
(Income) expense recorded on the books not included on the return:
Amortization of discount on note receivable – related party	(21,949)	(92,260)
Equity in losses (earnings) of Comtex	(9,127)	71,934
(Gain) loss on derivative asset	377,059	(315,168)
Net loss, per return	$(48,598)	$(46,693)

AMASYS Corporation
(A Development Stage Company)
Notes to Financial Statements

Income tax expense, per return	$	- 0 -	$	- 0 -
Available net operating loss (NOL) carryover from prior tax years		1,329,574		7,511,175
NOL generated		28,598		46,693
Total NOL carryover to future years		1,358,172		7,557,868
NOL expiring		136,897		6,228,294
NOL available to future years		$1,221,275		$1,329,574

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some, or all, of the deferred tax asset will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2007.  The net change in the valuation allowance during 2007 was an increase of $10,095, due primarily to the expiration of net operating loss carryovers and elimination of deferred tax assets and liabilities through the exchange of Series A Preferred Stock of the Company for Comtex common stock and the Note.

As of June 30, 2007 the Company had net operating loss carryforwards for federal income tax purposes of approximately $1.2 million, which will expire through 2027.  Utilization of these net operating losses may be subject to limitations under IRC Section 382, in the event of significant changes in stock ownership of the Company.  To the extent the Company is able to utilize available tax loss carryforwards that arose from operations in tax years prior to June 21, 1996, any benefit realized will be credited to additional paid in capital.

8.  Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, of which 196,000 shares had been designated as Series A Preferred Stock (the “Preferred Stock”) and were issued and outstanding at June 30, 2006.  The Preferred Stock was originally issued to Pension Benefit Guaranty Corporation (PBGC) in connection with the Assignment and Assumption Agreement.  The Preferred Stock was convertible into shares of common stock of the Company at the rate of 10 shares of common stock for each share of Preferred Stock.  Holders of the Preferred Stock were entitled to receive dividends, when, as, and if, declared by the Board of Directors at a cumulative annual rate of $.50 per share.  The holders were entitled to a liquidation preference of $10 per share, plus an amount equal to any accrued but unpaid dividends to the payment date.  No such dividends had been declared.  The holders of the Preferred Stock were entitled to vote, along with the common stockholders, based on each share of Preferred Stock, except in certain circumstances, which require an affirmative vote of a majority of the holders of Preferred Stock.  The Company had the right to redeem the Preferred Stock, after payment of the PBGC Note, at a price equal to the greater of $10.50 per share or an amount computed based on market value, as defined, plus accrued but unpaid dividends.  At June 30, 2006, the aggregate cumulative preferred dividends were $980,000.

AMASYS Corporation
(A Development Stage Company)
Notes to Financial Statements

On September 25, 2006 AMASYS executed agreements to redeem from the holders of its Preferred Stock, pro rata to their respective ownership interests, 55,209 shares of AMASYS Series A Preferred Stock (the “Series A”) in consideration for: (a) AMASYS’ entire interest in the outstanding promissory note in favor of AMASYS made by Comtex News Network, Inc. (Comtex) in the principal amount of $857,000; and (b) 2,153,437 shares of Comtex common stock.  Pursuant to the agreement, the holders of the Series A converted the balance of the Series A shares, together with any and all rights to accrued but unpaid dividends thereon, into 2,111,860 shares of AMASYS Common Stock.  Therefore, effective September 25, 2006, AMASYS no longer has issued and outstanding any Series A Preferred Stock.

Note 9.  Stock Options

The Company adopted a Stock Option Plan (the “Plan”) under which 950,000 shares of common stock were reserved for issuance upon exercise of granted stock options.  The Plan provided for grants of incentive stock options to eligible employees, officers, and Directors of the Company.  Eligible employees were defined as any persons regularly employed by the Company, including key employees and consultants.  In November 1996, 950,000 stock options were granted with an exercise price equal to fair value at the date of grant.  The term of the options granted under the Plan could not exceed 10 years and the stock options granted were vested immediately.

On November 15, 2006, C.W. Gilluly, the president of the Company, exercised his options to purchase 350,000 shares of common stock (out of a total of 900,000 options outstanding) and the Company issued 350,000 restricted shares to him.  The remaining 550,000 options expired on November 16, 2006.

At June 30, 2006, 900,000 stock options were outstanding and exercisable.  The exercise price of all options was $0.01 per share.  The weighted average remaining contractual life of options outstanding at June 30, 2006 was 0.3 years and the options expired on November 16, 2006.
Information with respect to stock options under the Plan is as follows:

AMASYS Corporation
(A Development Stage Company)
Notes to Financial Statements

	2007			2006
	Shares	Price	Total	Shares	Price	Total
Outstanding, beginning of year	900,000	$0.01	$9,000	900,000	$0.01	$9,000

Granted	-	0.01	-	-	0.01	-

Expired / Cancelled	(550,000)	0.01	(5,500)	-	0.01	-

Exercised	(350,000)	0.01	(3,500)	-	0.01	-

Outstanding, end of year	-	0.01	-	900,000	0.01	$9,000

Exercisable	-			900,000

There were no stock options outstanding at June 30, 2007.

10.  Stock Warrants

During the year ended June 30, 2007, the Company issued two (2) warrants as part of an incentive for two notes payable, related parties.  The warrants are for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  The warrants have a fair market value of $-0- using the Black Scholes method of calculation and the warrants expire in 2017.

11.  Commitments and Contingencies

On September 26, 2006, AMASYS signed an agreement to acquire all of the shares of common stock of World Mineral Corporation, a Nevada corporation (WMC) from WMC shareholders in exchange for an aggregate of 14,775,000 newly issued shares of AMASYS common stock.  To date the transaction has not been completed.  WMC is managed by Private Capital Group, L.L.C., a significant shareholder of the Company.

AMASYS Corporation
(A Development Stage Company)
Notes to Financial Statements

12.  Selected Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended June 30, 2007 and 2006.

	Quarter Ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007

Operating costs and expenses	$53,410	$15,509	$13,893	$9,550
Other (expense) income	(330,352)	12,734	-0-	-0-
Net (loss) income	(383,762)	(2,775)	(13,893)	(9,550)

Net (loss) income per share:
Basic	$(0.09)	$(0.00)	$(0.00)	$0.00
Diluted	$(0.09)	$(0.00)	$(0.00)	$0.00
Weighted average number of shares:
Basic	4,319,210	4,494,211	4,669,210	4,669,210
Diluted	4,319,210	4,494,211	4,669,210	4,669,210

	Quarter Ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006

Operating costs and expenses	$70,616	$41,461	$71,325	$26,486
Other (expense) income	306,454	(134,798)	(83,843)	403,605
Net (loss) income	235,838	(176,259)	(155,168)	377,119

Net (loss) income per share:
Basic	$0.10	$(0.09)	$(0.08)	$0.16
Diluted	$0.06	$(0.09)	$(0.08)	$0.09
Weighted average number of shares:
Basic	2,207,350	2,207,350	2,207,350	2,207,350
Diluted	4,167,350	2,207,350	2,207,350	4,167,350

AMASYS Corporation
(A Development Stage Company)
Notes to Financial Statements

Note 13.  Subsequent Events

On November 15, 2007, the Company executed a $15,000 note with C.W. Gilluly, the Chairman, President and Chief Executive Officer of the Company, pursuant to which C.W. Gilluly advanced the Company $15,000 at a rate of 12% per annum.

On January 24, 2008, the Company executed a $5,000 note with Private Capital Group, LLC, pursuant to which Private Capital Group, LLC advanced the Company $5,000 at a rate of 12% per annum.

On June 23, 2008, the Company executed a $15,000 note with C.W. Gilluly, its president, pursuant to which C.W. Gilluly advanced the Company $15,000 at a rate of 12% per annum.

On September 16, 2008, the Company executed a $25,000 note with C.W. Gilluly, pursuant to which C.W. Gilluly advanced the Company $25,000 at a rate of 12% per annum.

As previously reported, Robert F. Delaney retired from the board of directors effective November 27, 2006.