Form 10-Q
period 2007-09-30
AMASYS CORP
filed 2008-10-20
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2007

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-21555

AMASYS CORPORATION
(Exact name of registrant issuer as specified in its charter)

Delaware	54-1812385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 N. Washington Street, Suite 301, Alexandria, Virginia 22314
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (703) 797-8111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No o

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 8, 2008
Common Stock, $.01 par value	6,669,210

AMASYS CORPORATION

INDEX
		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheets — September 30, 2007 (Unaudited) and June 30, 2007	3
	Statements of Operations (Unaudited) — Three months ended September 30, 2007 and 2006 and the Period from entering Development Stage (October 1, 2006) through September 30, 2007	4
	Statements of Cash Flows (Unaudited) — Three months ended September 30, 2007 and 2006 and the Period from entering Development Stage (October 1, 2006) through September 30, 2007	5
	Supplemental Disclosure of Cash Flow Information – Three months ended September 30, 2007 and 2006 and the Period from entering Development Stage (October 1, 2006) through September 30, 2007	6
	Notes to Financial Statements	7-10
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11-15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 4.	CONTROLS AND PROCEDURES	16
PART II	OTHER INFORMATION	16

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30,	June 30,
	2007	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$452	$7,862
Prepaid expenses and other current assets	—	700
TOTAL CURRENT ASSETS	452	8,562
TOTAL ASSETS	$452	$8,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,835	$6,585
Accounts payable, related parties	10,825	8,023

TOTAL CURRENT LIABILITIES	26,660	14,608

LONG TERM LIABILITIES:
Notes payable, related party	20,701	20,197

TOTAL LIABILITIES	47,361	34,805
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 6,669,210 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	66,692	66,692
Additional paid in capital	317,045	317,045
Accumulated deficit	(430,646)	(409,980)
TOTAL STOCKHOLDERS’ DEFICIT	(46,909)	(26,243)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$452	$8,562

See accompanying notes to the financial statements.

AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONSS
(UNAUDITED)

	Three Months Ended September 30,		Period from entering Development Stage (October 1, 2006) through September 30, 2007
	2007	2006
REVENUES	$ —	$ —	$ —
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES
Selling, general and administrative expenses	20,666	53,411	59,618
Total operating expenses	20,666	53,411	59,618
LOSS FROM OPERATIONS	(20,666)	(53,411)	(59,618)
OTHER INCOME (EXPENSE)
Interest income	—	43,408	—
Stock issued for loans	—	—	(20,000)
Gain on sale of short term investment	—	14,172	12,734
Equity in earnings of Comtex	—	9,127	—
Loss on derivative asset	—	(377,059)	—
Total other expense	—	(310,352)	(7,266)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(20,666)	$(363,763)	$ (66,884)

NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	6,669,210	4,319,210

See accompanying notes to the financial statements.

 AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,		Period from entering Development Stage (October 1, 2006) through September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,666)	$(363,763)	$ (66,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loans	—	—	20,000
Amortization on note receivable discount	—	(21,949)	—
Loss on derivative asset	—	377,059	—
Gain on sale of short term investment	—	(14,172)	(12,734)
Equity in earnings of Comtex	—	(9,127)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	700	—	—
Accounts payable, related party	2,802	—	3,297
Accounts payable and accrued expenses	9,250	617	(11,049)
Net cash used in operating activities	(7,914)	(31,335)	(67,371)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	—	22,964	40,570
Net cash provided by investing activities	—	22,964	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	—	3,500
Net proceeds from notes payable, related party	—	—	20,000
Accrued interest on notes payable, related party	504	—	504
Net cash provided by financing activities	504	—	24,004
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,410)	(8,371)	(2,797)
CASH AND CASH EQUIVALENTS, Beginning of period	7,862	11,620	3,249
CASH AND CASH EQUIVALENTS, End of period	$452	$3,249	$ 452

See accompanying notes to the financial statements.

AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,		Period from entering Development Stage (October 1, 2006) through September 30, 2007
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$—	$—	$ —
Income taxes	$—	$—	$ —
SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS

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
$—

See accompanying notes to the financial statements.

AMASYS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2007 included in our Annual Report on Form 10-KSB. The results of the three month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending June 30, 2008.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $430,646 at September 30, 2007.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

             In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Development Stage Activities - Since we redeemed and converted all of its outstanding Series A Preferred Stock the end of September 2006, starting October 1, 2006 we have not conducted any business operations. All our operating results and cash flows reported in the accompanying financial statements from October 1, 2006 are considered to be those related to development stage activities and represent the cumulative amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — We consider investments with original maturities of 90 days or less to be cash equivalents.

Income Taxes —We record income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation— On July 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which was issued in December 2004. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS 123(R) also requires measurement of the cost of employee services received in exchange for an award. SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require the excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

             SFAS 123(R) provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deduction under existing law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. We do not recognize a tax benefit for compensation expense related to incentive stock options unless the underlying shares are disposed in a disqualifying disposition.

Net Income (Loss) Per Share — We compute net loss per share in accordance with SFAS No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

Concentration of Credit Risk — Financial instruments that potentially subject us to a concentration of credit risk consist of cash.  We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Financial Instruments — Our financial instruments consist of cash, accounts payable, and notes payable.  The carrying values of cash, accounts payable, and notes payable are representative of their fair values due to their short-term maturities.

NOTE 2 – INVESTMENT IN COMMON STOCK – RELATED PARTY

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

NOTE 3 – NOTE PAYABLE RELATED PARTY

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2008.  As of September 30, 2007, accrued interest payable totaled $351 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants have a fair market value of $0.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2008.  As of September 30, 2007, accrued interest payable totaled $350 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants have a fair market value of $0.

NOTE 4 – STOCK WARRANTS

During the year ended June 30, 2007, we issued two warrants as part of an incentive for two notes payable, related parties.  The warrants are for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  The warrants have a fair market value of $-0- using the Black Scholes method of calculation and the warrants expire in 2017.

NOTE 5 – COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources.  The Company’s comprehensive loss includes unrealized losses on its short-term investment.  In accordance with paragraphs 18 through 20 of SFAS 130, these gains and losses had also been included in Other Comprehensive Income as unrealized holding gains in the period in which they arose.  These gains are, therefore, deducted from Other Comprehensive Income to avoid including them twice.  During the three months ended September 30, 2007 and 2006, we reclassified realized gains and recognized net unrealized losses on our short-term investments as follows:

	Three Months Ended September 30,
	2007	2006
Net loss	$(20,666)	$(363,763)
Other comprehensive loss:
Unrealized loss on short-term investment	-	(7,335)
Less: reclassification adjustment for gains included in net loss	-	(14,172)
Net unrealized loss on short-term investment	-	(21,507)
Other comprehensive loss	-	(21,507)
Comprehensive loss	$-	$(385,270)

NOTE 6 – SUBSEQUENT EVENTS

On November 15, 2007, we executed a $15,000 note with C.W. Gilluly, our Chairman, President and CEO, pursuant to which C.W. Gilluly advanced the Company $15,000 at a rate of 12% per annum.

On January 24, 2008, we executed a $5,000 note with Private Capital Group, LLC, pursuant to which Private Capital Group, LLC advanced the Company $5,000 at a rate of 12% per annum.

On June 23, 2008, we executed a $15,000 note with C.W. Gilluly, pursuant to which C.W. Gilluly advanced us $15,000 at a rate of 12% per annum.

On September 16, 2008, we executed a $25,000 note with C.W. Gilluly, pursuant to which C.W. Gilluly advanced us $25,000 at a rate of 12% per annum.

ITEM 2 .  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended June 30, 2007 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-KSB.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-KSB for the year ended June 30, 2007 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Company History

AMASYS Corporation (“AMASYS”, the “Company,” us, we or our) was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996.  As a result of a series of transactions during the 1980’s, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. (“Comtex”) and Analex Corporation (“Analex”), formerly known as Hadron, Inc.   As of December 31, 2006 AMASYS no longer had an equity interest in Comtex and no longer had an equity interest in Analex.

Overview

AMASYS is the successor to Infotech, pursuant to Infotech’s bankruptcy proceeding.  Until September 25, 2006, AMASYS’ primary assets were its equity interest in and note receivable (the “Note”) from Comtex and an equity interest in Analex.  AMASYS owned 16% of the outstanding equity of Comtex, while the remainder was publicly owned.

On September 25, 2006, we exchanged the equity investment in Comtex common stock and the Note Receivable from Comtex of $856,954, for 55,209 shares of the AMASYS Series A Preferred stock.  Therefore, at September 30, 2007, we no longer had an equity interest in either the common stock of Comtex or the Note from Comtex.

During October 2006, we sold the remaining 21,000 shares of common stock of publicly-held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security.  Therefore, at September 30, 2007, we no longer had an equity interest in Analex.

Since we redeemed and converted all of the outstanding Series A Preferred Stock at the end of September 2006, starting October 1, 2006 we have not conducted any business operations.

Critical Accounting Policies

Our interim financial statements were prepared in conformity with U.S. generally accepted accounting principles.  As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

We had a Note from Comtex and in August 2001, the Note was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex.  In accordance with SFAS 133, we accounted for this conversion option as an embedded derivative.  As a result, the conversion option was being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings.  As previously reported, on September 25, 2006, we exchanged the Note for shares of the AMASYS Series A Preferred stock. Therefore, as of September 30, 2007, the balance of the derivative asset was $-0-.

Investment in Comtex

As previously reported, on September 25, 2006, we exchanged the equity investment in Comtex common for shares of the AMASYS Series A Preferred stock.  Therefore, at September 30, 2007, we no longer had an equity interest in the common stock of Comtex.  At June 30, 2006, we had a 16% ownership interest in Comtex.  Since we had the ability to significantly influence the operations of Comtex, we accounted for our investment in Comtex under the equity method of accounting.  We could significantly influence the operations of Comtex since (i) if we converted our note receivable-related party into shares of Comtex, we would have had a 21% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO were Comtex’s largest individual shareholders, (iii) the Company and our Chairman and CEO had a combined ownership interest in Comtex of 37% and (iv) our Chairman is the Chairman of the Board of Comtex.  During the year ended June 30, 2007, we recognized income of $9,127 for our share of Comtex income and during the year ended June 30, 2006, we recognized losses of $71,934 for our share of Comtex losses.

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

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

For the Quarters Ended September 30, 2007 and 2006

Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $20,666 and $53,411 for the quarters ended September 30, 2007 and 2006, respectively.  The decrease in expenses in 2007 resulted mainly from reduced legal fees associated with reviews of our various SEC filings.

Other Income (Expense)

Other income (expense) was $-0- and $(353,200) for the quarters ended September 30, 2007 and 2006, respectively, a decrease of $353,200.  The decrease is primarily due to the change in fair value of the derivative asset at September 30, 2006.

Liquidity and Capital Resources

Net cash used in operating activities was $7,914 and $31,335 in the three months ended September 30, 2007 and 2006, respectively.

             Net cash provided by investing activities was $-0- and 22,964 in the three months ended September 30, 2007 and 2006, respectively.  The decrease of $22,964 in cash provided by investing activities was primarily due to the net proceeds from the sale of short term investments.

             We suffered recurring losses from operations and have an accumulated deficit of $430,646 at September 30, 2007.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

Inflation and Seasonality

Inflation has not been material to us during the past five years. Seasonality has not been material to us.

Off-Balance Sheet Arrangements – We have no off-balance sheet arrangements.

Risk Factors

 The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations.  Other risks and uncertainties may also affect our results or operations adversely.  The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

We have a history of net losses and may never achieve or maintain profitability.

We have a history of incurring losses from operations. As of September 30, 2007, we had an accumulated deficit of $430,646.   We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

We are a non-operating company seeking a suitable transaction and may not find a suitable candidate or transaction.

We are a non-operating company.  If we are unable to consummate operations and become profitable we will be forced to liquidate and dissolve which will take three years to complete and may result in our distributing less cash to our shareholders.  Additionally, we will be spending cash during the winding down and may not have enough cash to distribute to our shareholders.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution to stockholders.

Claims, liabilities and expenses incurred while seeking a private company transaction or any subsequent dissolution, such as legal, accounting and consulting fees and miscellaneous office expenses, will reduce the amount of assets available for future distribution to stockholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash at all, to our stockholders.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome.

Our auditors have expressed a going concern opinion.

           Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended June 30, 2007.

 Any future sale of a substantial number of shares of our common stock could depress the trading price of our common stock.

           Any sale of a substantial number of shares of our common stock (or the prospect of sales) may have the effect of depressing the trading price of our common stock. In addition, these sales could lower our value.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell our common stock following periods of volatility because of the market's adverse reaction to volatility.

 Other factors that could cause such volatility may include, among other things:

•	announcements concerning our strategy;

•	litigation; and

•	general market conditions.

Because our common stock is considered a "penny stock" any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently listed on the Pink Sheets and is considered a "penny stock." The Pink Sheets is generally regarded as a less efficient trading market than the NASDAQ Capital Market.

             The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

             Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market.  There is no assurance our common stock will be quoted on NASDAQ or the NYSE or listed on any exchange, even if eligible.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      A smaller reporting company is not required to provide the information required by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.  Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.  There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	Exhibits
	31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMASYS CORPORATION

Date: October 20, 2008	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.