Form 10-Q
period 2007-12-31
AMASYS CORP
filed 2008-10-20
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2007

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 8, 2008
Common Stock, $.01 par value	6,669,210

AMASYS CORPORATION

INDEX
		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheets — December 31, 2007 (Unaudited) and June 30, 2007	3
	Statements of Operations (Unaudited) — Three and six months ended December 31, 2007 and 2006 and the Period from entering Development Stage (October 1, 2006) through December 31, 2007	4
	Statements of Cash Flows (Unaudited) — Six months ended December 31, 2007 and 2006 and the Period from entering Development Stage (October 1, 2006) through December 31, 2007	5
	Supplemental Information of Cash Flow Information – Six months ended December 31, 2007 and 2006 and the Period from entering Development stage (October 1, 2006) through December 31, 2007	6
	Notes to Financial Statements	7-9
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10-14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM 4.	CONTROLS AND PROCEDURES	15
PART II	OTHER INFORMATION	15

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	December 31,	June 30,
	2007	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$3,904	$7,862
Prepaid expenses and other current assets	—	700
TOTAL CURRENT ASSETS	3,904	8,562
TOTAL ASSETS	$3,904	$8,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,356	$6,585
Accounts payable, related parties	11,576	8,023

TOTAL CURRENT LIABILITIES	26,932	14,608

LONG TERM LIABILITIES:
Notes payable, related party	36,432	20,197

TOTAL LIABILITIES	63,364	34,805
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 6,669,210 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	66,692	66,692
Additional paid in capital	317,045	317,045
Accumulated deficit	(443,197)	(409,980)
TOTAL STOCKHOLDERS’ DEFICIT	(59,460)	(26,243)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,904	$8,562

See accompanying notes to the financial statements.

AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from entering Development Stage (October 1, 2006) through December 31,
	2007	2006	2007	2006	2007
REVENUES	$—	$—	$ —	$ —	$ —
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	—	—	—
OPERATING EXPENSES
Selling, general and administrative expenses	12,551	15,509	33,217	68,920	72,169
Total operating expenses	12,551	15,509	33,217	68,920	72,169
LOSS FROM OPERATIONS	(12,551)	(15,509)	(33,217)	(68,920)	(72,169)
OTHER INCOME (EXPENSE)
Interest income	—	—	—	43,409	—
Stock issued for loans					(20,000)
Gain on sale of short term investment	—	12,734	—	26,905	12,734
Equity in earnings of Comtex	—	—	—	9,127	—
Loss on derivative asset	—	—	—	(377,059)	—
Total other expense	—	12,734	—	(297,618)	(7,266)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(12,551)	$(2,775)	$(33,217)	$(366,538)	$ (79,435)

NET LOSS PER SHARE OF COMMON STOCK – Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING --Basic and diluted	6,669,210	4,494,211	6,629,210	3,364,419

See accompanying notes to the financial statements.

 AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,		Period from entering Development Stage (October 1, 2006) through December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,217)	$(366,538)	$ (79,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loans	—	—	20,000
Amortization on note receivable discount	—	(21,949)	—
Loss on derivative asset	—	377,059	—
Gain on sale of short term investment	—	(26,905)	(12,734)
Equity in earnings of Comtex	—	(9,127)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	700	—	—
Accounts payable, related party	3,553	—	4,048
Accounts payable and accrued expenses	8,771	(24,284)	(11,529)
Net cash used in operating activities	(20,193)	(71,744)	(79,650)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	—	63,532	40,570
Net cash provided by investing activities	—	63,532	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	3,500	3,500
Proceeds from notes payable, related party	15,000	—	35,000
Accrued interest on notes payable, related party	1,235	—	1,235
Net cash provided by financing activities	16,235	3,500	39,735
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,958)	(4,712)	655
CASH AND CASH EQUIVALENTS, Beginning of period	7,862	11,620	3,249
CASH AND CASH EQUIVALENTS, End of period	$3,904	$6,908	$ 3,904

See accompanying notes to the financial statements.

AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,		Period from entering Development Stage (October 1, 2006) through December 31, 2007
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$—	$—	$ —
Income taxes	$—	$—	$ —
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

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2007 included in our Annual Report on Form 10-KSB. The results of the three and six month periods ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year ending June 30, 2008.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $443,197 at December 31, 2007.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

            In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Development Stage Activities - Since we redeemed and converted all of its outstanding Series A Preferred Stock the end of September 2006, starting October 1, 2006 we have not conducted any business operations. All of our operating results and cash flows reported in the accompanying financial statements from October 1, 2006 are considered to be those related to development stage activities and represent the cumulative amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

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

NOTE 3 – NOTE PAYABLE RELATED PARTY

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2008.  As of December 31, 2007, accrued interest payable totaled $603 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants have a fair market value of $0.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2008.  As of December 31, 2007, accrued interest payable totaled $603 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants have a fair market value of $0.

During the quarter ended December 31, 2007, we received $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2008.  As of December 31, 2007, accrued interest payable totaled $226 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

NOTE 4 – STOCK WARRANTS

During the year ended June 30, 2007, we issued two warrants as part of an incentive for two notes payable, related parties.  The warrants are for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  The warrants have a fair market value of $-0- using the Black Scholes method of calculation and the warrants expire in 2017.

NOTE 5 – COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources.  The Company’s comprehensive loss includes unrealized losses on its short-term investment.  In accordance with paragraphs 18 through 20 of SFAS 130, these gains and losses had also been included in Other Comprehensive Income as unrealized holding gains in the period in which they arose.  These gains are, therefore, deducted from Other Comprehensive Income to avoid including them twice.  During the three and six months ended December 31, 2007 and 2006, we reclassified realized gains and recognized net unrealized losses on its short-term investments as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net loss	$(12,551)	$(2,775)	$(33,217)	$(366,538)
Other comprehensive income:
Unrealized loss on short-term investment	--	(3,532)	--	(10,868)
Less: reclassification adjustment for gains included in net loss	--	(12,733)	--	(26,905)
Net unrealized loss on short-term investment	--	(16,265)	--	(37,773)

Other comprehensive loss	--	(16,265)	--	(37,773)
Comprehensive loss	$--	$(19,040)	$--	$(404,311)

NOTE 6 – SUBSEQUENT EVENTS

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

On September 25, 2006, we exchanged the equity investment in Comtex common stock and the Note Receivable from Comtex of $856,954, for 55,209 shares of the AMASYS Series A Preferred stock.  Therefore, at December 31, 2007, we no longer had an equity interest in either the common stock of Comtex or the Note from Comtex.

During October 2006, we sold the remaining 21,000 shares of common stock of publicly-held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security.  Therefore, at December 31, 2007, we no longer had an equity interest in Analex.

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

We had a Note from Comtex and in August 2001, the Note was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex.  In accordance with SFAS 133, we accounted for this conversion option as an embedded derivative.  As a result, the conversion option was being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings.  As previously reported, on September 25, 2006, we exchanged the Note for shares of the AMASYS Series A Preferred stock. Therefore, as of December 31, 2007, the balance of the derivative asset was $-0-.

Investment in Comtex

As previously reported, on September 25, 2006, we exchanged the equity investment in Comtex common for shares of the AMASYS Series A Preferred stock.  Therefore, at December 31, 2007, we no longer had an equity interest in the common stock of Comtex.  At June 30, 2006, we had a 16% ownership interest in Comtex.  Since we had the ability to significantly influence the operations of Comtex, we accounted for our investment in Comtex under the equity method of accounting.  We could significantly influence the operations of Comtex since (i) if we converted our note receivable-related party into shares of Comtex, we would have had a 21% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO were Comtex’s largest individual shareholders, (iii) the Company and our Chairman and CEO had a combined ownership interest in Comtex of 37%, and (iv) our Chairman is the Chairman of the Board of Comtex.  During the year ended June 30, 2007, we recognized income of $9,127 for our share of Comtex income and during the year ended June 30, 2006, we recognized losses of $71,934 for our share of Comtex losses.

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

For the Three Months Ended December 31, 2007 and 2006

Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12,551 and $15,509 for the three months ended December 31, 2007 and 2006, respectively.  The decrease in expenses in 2007 was mainly due to reduced professional fees associated with reviews of our various SEC filings.

Other Income (Expense)

Other income (expense) was $-0- and $12,734 for the three months ended December 31, 2007 and 2006, respectively, a decrease of $12,734.  The decrease is primarily due to a gain recognized in the three months ended December 31, 2006 for the sale of a short term investment.

For the Six Months Ended December 31, 2007 and 2006

Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $33,217 and $68,920 for the six months ended December 31, 2007 and 2006, respectively.  The decrease in expenses in 2007 resulted mainly from reduced legal and professional fees associated with reviews of our various SEC filings.

Other Income (Expense)

Other income (expense) was $-0- and $(340,466) for the six months ended December 31, 2007 and 2006, respectively, a decrease of $340,466.  The decrease is primarily due to the change in fair value of the derivative asset at December 31, 2006.

Liquidity and Capital Resources

Net cash used in operating activities was $20,193 and $71,744 in the six months ended December 31, 2007 and 2006, respectively.  The decrease was primarily due to amortization of a note receivable discount along with the gain recognized on the sale of a short term investment.

Net cash provided by investing activities was $-0- and $63,532 in the six months ended December 31, 2007 and 2006, respectively.  The decrease in investing activities was due to the net proceeds received from the sale of a short term investment in 2006.

             Net cash provided by financing activities was $16,235 and $3,500 in the six months ended December 31, 2007 and 2006, respectively.  The increase in cash provided by financing activities was due to the proceeds from a note payable, related party and the related accrued interest on the notes.

             We suffered recurring losses from operations and have an accumulated deficit of $443,197 at December 31, 2007.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of December 31, 2007, we had an accumulated deficit of $443,197.   We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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