Form 10-Q
period 2008-03-31
AMASYS CORP
filed 2008-10-20
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2008

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 8, 2008
Common Stock, $.01 par value	6,669,210

AMASYS CORPORATION

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheets — March 31, 2008 (Unaudited) and June 30, 2007	3
	Statements of Operations (Unaudited) — Three and nine months ended March 31, 2008 and the period from entering development stage (October 1, 2006) through March 31, 2008	4
	Statements of Cash Flows (Unaudited) — Nine months ended March 31, 2008 and 2007 and the period from entering development stage (October 1, 2006) through March 31, 2008	5
	Supplemental Disclosure of Cash Flow Information – Nine months ended March 31, 2008 and 2007 and the period from entering development stage (October 1, 2006) through March 31, 2008	6
	Notes to Financial Statements	7-10
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11-15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 4.	CONTROLS AND PROCEDURES	16
PART II	OTHER INFORMATION	16

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	March 31,	June 30,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$154	$7,862
Prepaid expenses and other current assets	—	700
TOTAL CURRENT ASSETS	154	8,562
TOTAL ASSETS	$154	$8,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,193	$6,585
Accounts payable, related parties	13,500	8,023

TOTAL CURRENT LIABILITIES	26,693	14,608

LONG TERM LIABILITIES:
Notes payable, related party	42,491	20,197

TOTAL LIABILITIES	69,184	34,805
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 6,669,210 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	66,692	66,692
Additional paid in capital	317,045	317,045
Accumulated deficit	(452,767)	(409,980)
TOTAL STOCKHOLDERS’ DEFICIT	(69,030)	(26,243)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$154	$8,562

See accompanying notes to the financial statements.

AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from entering Development Stage (October 1, 2006) through March 31,
	2008	2007	2008	2007	2008
REVENUES	$	$	$	$	$
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	—	—	—
OPERATING EXPENSES
Selling, general and administrative expenses	9,570	13,893	42,787	82,812	81,739
Total operating expenses	9,570	13,893	42,787	82,812	81,739
LOSS FROM OPERATIONS	(9,570)	(13,893)	(42,787)	(82,812)	(81,739)
OTHER INCOME (EXPENSE)
Interest income	—	—	—	43,409	—
Stock issued for loans	—	—	—	—	(20,000)
Gain on sale of short term investment	—	—	—	26,905	12,734
Equity in earnings of Comtex	—	—	—	9,127	—
Loss on derivative asset	—	—	—	(377,059)	—
Total other expense	—	—	—	(297,618)	(7,266)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(9,570)	$(13,893)	$(42,787)	$(380,430)	$ (89,005)

NET LOSS PER SHARE OF COMMON STOCK -- Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING --Basic and diluted	6,669,210	4,669,210	6,669,210	3,822,380

See accompanying notes to the financial statements.

 AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,		Period from entering Development Stage (October 1, 2006) through March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,787)	$(380,430)	$ (89,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loans	—	—	20,000
Amortization on note receivable discount	—	(21,949)	—
Loss on derivative asset	—	377,059	—
Gain on sale of short term investment	—	(26,905)	(12,734)
Equity in earnings in Comtex	—	(9,127)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	700	(4,000)	—
Accounts payable and accrued expenses	6,608	(14,347)	(13,692)
Accounts payable, related party	5,477	5,023	5,972
Net cash used in operating activities	(30,002)	(74,676)	(89,459)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	—	63,532	40,570
Net cash provided by investing activities	—	63,532	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	3,500	3,500
Proceeds from notes payable, related party	20,000	—	40,000
Accrued interest on notes payable, related party	2,294	—	2,294
Net cash provided by financing activities	22,294	3,500	45,794
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,708)	(7,644)	(3,095)
CASH AND CASH EQUIVALENTS, Beginning of period	7,862	11,620	3,249
CASH AND CASH EQUIVALENTS, End of period	$154	$3,976	$ 154

See accompanying notes to the financial statements.

 AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,		Period from entering Development Stage (October 1, 2006) through March 31,
	2008	2007	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$—	$—	$ —
Income taxes	$—	$—	$ —
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

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2007 included in our Annual Report on Form 10-KSB. The results of the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending June 30, 2008.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $452,767 at March 31, 2008.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

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

Income Taxes — We record income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.  Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation — On July 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which was issued in December 2004. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS 123(R) also requires measurement of the cost of employee services received in exchange for an award. SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require the excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

NOTE 3 – NOTE PAYABLE RELATED PARTY

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2008.  As of March 31, 2008, accrued interest payable totaled $852 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants have a fair market value of $0.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2008.  As of March 31, 2008, accrued interest payable totaled $852 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants have a fair market value of $0.

During the quarter ended December 31, 2007, we received and additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2008.  As of March 31, 2008, accrued interest payable totaled $675 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the quarter ended March 31, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2008.  As of March 31, 2008, accrued interest payable totaled $112 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

NOTE 4 – STOCK WARRANTS

During the year ended June 30, 2007, we issued two warrants as part of an incentive for two notes payable, related parties.  The warrants are for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  The warrants have a fair market value of $-0- using the Black Scholes method of calculation and the warrants expire in 2017.

NOTE 5 – COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity of a business enterprise during a period from non-owner sources.  The Company’s comprehensive loss includes unrealized losses on its short-term investment.  In accordance with paragraphs 18 through 20 of SFAS 130, these gains and losses had also been included in Other Comprehensive Income as unrealized holding gains in the period in which they arose.  These gains are, therefore, deducted from Other Comprehensive Income to avoid including them twice.  During the three and nine months ended March 31, 2008 and 2007, we reclassified realized gains and recognized net unrealized losses on its short-term investments as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net loss	$(9,570)	$(13,893)	$(42,787)	$(380,430)
Other comprehensive income:
Unrealized loss on short-term investment	—	—	—	(10,868)
Less: reclassification adjustment for gains included in net loss	—	—	—	(26,905)
Net unrealized loss on short-term investment	—	—	—	(37,773)
Other comprehensive loss	—	—	—	(37,773)
Comprehensive loss	$—	$—	$—	$(418,203)

NOTE 6 – SUBSEQUENT EVENTS

On June 23, 2008, we executed a $15,000 note with C.W. Gilluly, pursuant to which C.W. Gilluly advanced us $15,000 at a rate of 12% per annum.

On September 16, 2008, we executed a $25,000 note with C.W. Gilluly, pursuant to which C.W. Gilluly advanced us $25,000 at a rate of 12% per annum.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During October 2006, we sold the remaining 21,000 shares of common stock of publicly-held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security.  Therefore, at March 31, 2008, we no longer had an equity interest in Analex.

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

We had a Note from Comtex and in August 2001, the Note was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex.  In accordance with SFAS 133, we accounted for this conversion option as an embedded derivative.  As a result, the conversion option was being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings.  As previously reported, on September 25, 2006, we exchanged the Note for shares of the AMASYS Series A Preferred stock. Therefore, as of March 31, 2008, the balance of the derivative asset was $-0-.

Investment in Comtex

As previously reported, on September 25, 2006, we exchanged the equity investment in Comtex common for shares of the AMASYS Series A Preferred stock.  Therefore, at March 31, 2008, we no longer had an equity interest in the common stock of Comtex.  At June 30, 2006, we had a 16% ownership interest in Comtex.  Since we had the ability to significantly influence the operations of Comtex, we accounted for our investment in Comtex under the equity method of accounting.  We could significantly influence the operations of Comtex since (i) if we converted our note receivable-related party into shares of Comtex, we would have had a 21% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO were Comtex’s largest individual shareholders, (iii) the Company and our Chairman and CEO had a combined ownership interest in Comtex of 37%, and (iv) our Chairman is the Chairman of the Board of Comtex.  During the year ended June 30, 2007, we recognized income of $9,127 for our share of Comtex income and during the year ended June 30, 2006, we recognized losses of $71,934 for our share of Comtex losses.

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

For the Three Months Ended March 31, 2008 and 2007

Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9,570 and $13,893 for the three months ended March 31, 2008 and 2007, respectively.  The decrease in expenses was mainly due to reduced professional fees associated with reviews of our various SEC filings.

For the Nine Months Ended March 31, 2008 and 2007

Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $42,787 and $82,812 for the nine months ended March 31, 2008 and 2007, respectively.  The decrease in expenses resulted mainly from reduced legal and professional fees associated with reviews of our various SEC filings.

Other Income (Expense)

Other income (expense) was $-0- and $(340,466) for the nine months ended March 31, 2008 and 2007, respectively, a decrease of $340,466.  The decrease is primarily due to the change in fair value of the derivative asset at March 31, 2007.

Liquidity and Capital Resources

Net cash used in operating activities was $30,002 and $74,676 in the nine months ended March 31, 2008 and 2007, respectively.  The decrease was primarily due to amortization of a note receivable discount along with the gain recognized on the sale of a short term investment.

Net cash provided by investing activities was $-0- and $63,532 in the nine months ended March 31, 2008 and 2007, respectively.  The decrease in investing activities was due to the net proceeds received from the sale of a short term investment.

             Net cash provided by financing activities was $22,294 and $3,500 in the nine months ended March 31, 2008 and 2007, respectively.  The increase in cash provided by financing activities was due to the proceeds from a note payable, related party and the related accrued interest on the notes.

             We suffered recurring losses from operations and have an accumulated deficit of $452,767 at March 31, 2008.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of March 31, 2008, we had an accumulated deficit of $452,767.   We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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