Form 10-K
period 2008-06-30
AMASYS CORP
filed 2008-11-10
CIK 1023198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
OR
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AMASYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-1812385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
625 N. Washington Street, Suite 301 Alexandria, VA	22314
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(703) 797-8111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☑      No   

The Company knows of no trading in its Common Stock since its inception.  As of November 7, 2008, there were 1,775,880 shares of stock held by non-affiliates.  As of November 7, 2008, 6,669,210 shares of the common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements with-in the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors" and, among others, the following:

We are a non-operating company and are seeking a suitable transaction with a private company; however we may not find a suitable candidate or transaction.  If we are unable to consummate a suitable transaction we will be forced to liquidate and dissolve, which may take three years to complete and may result in our distributing less cash, if any, to our shareholders.  Additionally, we will be spending cash during the winding down of the Company and may not have enough cash to distribute to our shareholders.

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

  PART I

Item 1.  Business.

Company History

AMASYS Corporation (“AMASYS” or the “Company”) was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996.  As a result of a series of transactions during the 1980’s, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. (“Comtex”) and Analex Corporation (“Analex”), formerly known as Hadron, Inc.  Our business was the maintenance of our equity interest in and note receivable from Comtex and equity interest in Analex.  During September and October 2006, we liquidated our equity interests in Comtex and Analex.

On July 2, 2001, we filed the following reports with the Securities and Exchange Commission (the “SEC”):  Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.  Prior to these filings, we had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the quarter ended December 31, 1996 because of the difficulty associated with the preparation of our initial financial statements as successor to Infotech.  The Annual Report on Form 10-K for the year ended June 30, 2002 was timely filed.  The Annual Report on Form 10-K for the year ended June 30, 2003 was filed on November 7, 2003.  The Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 was filed on February 20, 2004 pursuant to a Form 12b-25 filed on February 17, 2004.  The Annual Report on Form 10-KSB for the year ended June 30, 2004 was filed on October 7, 2004 pursuant to a Form 12b-25 filed on September 27, 2004.  The Annual Report on Form 10-KSB for the year ended June 30, 2005 was filed on September 28, 2005 and was amended on January 19, 2007 and March 22, 2007.  The Annual Report on Form 10-KSB for the year ended June 30, 2006 was filed on October 9, 2007.  The Annual Report on Form 10-KSB for the year ended June 30, 2007 was filed on October 10, 2008.  All of our subsequent quarterly reports through the March 31, 2008 reporting period have been filed with the SEC.

Overview

AMASYS is the successor to Infotech, pursuant to Infotech’s bankruptcy proceeding.  Until September 25, 2006, AMASYS’ primary assets were its equity interest in and note receivable (the “Note”) from Comtex and an equity interest in Analex.  AMASYS owned 16% of the outstanding equity of Comtex, while the remainder was publicly owned.

On September 25, 2006, we exchanged the equity investment in Comtex common stock and the Note Receivable from Comtex of $856,954, for 55,209 shares of the AMASYS Series A Preferred stock.  We no longer have an equity interest in either the common stock of Comtex or the Note from Comtex.

During October 2006, we sold the remaining 21,000 shares of common stock of publicly-held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security.  We no longer have an equity interest in Analex.

Since we redeemed and converted all of our outstanding Series A Preferred Stock at the end of September 2006, starting October 1, 2006 we have not conducted any business operations.  All of our operating results and cash flows reported in the accompanying financial statements from October 1, 2006 are considered to be those related to development stage activities and represent the 'cumulative from entering developmental stage' amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, “Development Stage Enterprises”.

Employees

We use the services of two consultants, both of whom serve as officers of the Company.  We have no employees.

Item 1A.  Risk Factors

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

We have a history of incurring losses from operations. As of June 30, 2008, we had an accumulated deficit of $458,166.   We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

We are a non-operating company seeking a suitable transaction and may not find a suitable candidate or transaction

We are a non-operating company.  If we are unable to consummate a transaction or become profitable we will be forced to liquidate and dissolve and may result in our distributing less cash to our shareholders.  Additionally, we will be spending cash during the winding down and may not have enough cash to distribute to our shareholders.

We are currently funding our operations through loans

There is no assurance we will or can continue to obtain such financing.  We may have to seek alternate financing which will likely dilute the existing shareholders’ value.

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

           Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended June 30, 2008.

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

The market price of our stock is likely to be highly volatile because there has been no trading in the past and there may be relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell our common stock following periods of volatility because of the market's adverse reaction to volatility.

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

Item 1B.  Unresolved Staff Comments

 None.

Item 2.  Properties.

 We own no real estate.  We lease certain space from Comtex on a month-to-month basis.  Our corporate offices are located at 625 N. Washington Street, Alexandria, Virginia.

Item 3.  Legal Proceedings.

We have no outstanding, material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Public Market for Common Stock

Our common stock is quoted on the Pink Sheets under the symbol "AMAS.PK."  Our Common Stock, par value $.01 per share (“Common Stock”), has not traded since its initial registration on Form 8-A with the SEC.  There is no established public trading market for the Common Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Shareholders

The approximate number of holders of record of our Common Stock as of October 22, 2008 was 473.

Dividends

We have never declared or paid a cash dividend on its Common Stock and do not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.

Equity Compensation Plan Information

In accordance with our Stock Option Plan, Dr. Gilluly received a grant of 350,000 options in November 1996, at an exercise price of $0.01 per share.  On November 15, 2006, Dr. Gilluly exercised his options to purchase 350,000 restricted shares (out of a total of 900,000 options) and we issued 350,000 restricted shares to him.  The remaining 550,000 options expired on November 16, 2006.

Set forth below is certain information as of June 30, 2008 regarding equity compensation to our directors and executive officers that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Stock Option Plan	0	$0.00	0

Total	0	$0.00	0

Recent Sale of Unregistered Securities.

On May 24, 2007, we executed a $10,000 note with Private Capital Group, LLC, pursuant to which Private Capital Group, LLC advanced us $10,000 at a rate of 10% per annum.  Additionally, we issued 1,000,000 shares of restricted common stock and a warrant to issue an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Private Capital Group, LLC to make the loan.  Private Capital Group, LLC is affiliated with World Mineral Corporation, which signed the Agreement and Plan of Share Exchange by and among AMASYS Corporation, World Mineral Corporation and the shareholders of World Mineral Corporation, dated September 26, 2006.

Similarly, we entered into a $10,000 note and warrant agreement with its Chairman and Chief Executive Officer, C.W. Gilluly, on the same terms as described above.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2008	2007	2006	2005	2004

Statement of Operations Data:
Revenues	--	--	--	--	--
Cost of revenues	--	--	--	--	--
Gross profit (loss)	--	--	--	--	--
Other income (expense)	(3,430)	(317,618)	491,417	356,204	27,635
General and administrative expense	44,756	92,362	209,886	180,838	246,437

Net income (loss)	(48,186)	(409,980)	281,531	175,366	(218,802)

Net income (loss) per share:
Basic	$(0.01)	(0.10)	0.08	0.04	(0.14)
Diluted	$(0.01)	(0.10)	0.07	0.04	(0.14)

	As of June 30,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$698	7,862	11,620	1,024	10,007
Total assets	$698	8,562	1,178,263	1,007,121	893,845
Total long-term liabilities	$--	20,197	--	--	--
Stockholders’ equity (deficit)	$(74,429)	(26,243)	1,144,270	1,003,440	885,370

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following  discussion  should be read in conjunction  with the Financial  Statements  and notes  thereto  included in Item 8 of Part II of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

All   statements   other  than   statements  of  historical   fact  included  in "Management's  Discussion  and  Analysis of Financial  Condition  and Results of Operations"  which  follows,  are  forward-looking  statements.  Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ  materially  from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate,"  "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms  or  similar  expressions.  Although  we  believe  that  the  expectations reflected in the forward-looking  statements are reasonable, we cannot guarantee future  results,  performance  or  achievement.   Actual  results  could  differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures,  changes  in  legal  and  regulatory  requirements,  cancellation  or deferral of customer orders, technological change or difficulties,  difficulties in the  timely  development  of new  products,  difficulties  in  manufacturing, commercialization and trade difficulties and general economic conditions as well as the factors set forth in our public  filings with the Securities and Exchange Commission.

You are cautioned not to place undue reliance on the forward-looking statements, which  speak  only as of the  date  of this  Annual  Report  or the  date of any document  incorporated  by  reference,  in this Annual  Report.  We are under no obligation,  and  expressly  disclaim  any  obligation,  to  update or alter any forward-looking  statements,  whether  as a result  of new  information,  future events or otherwise.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

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

We had a Note from Comtex and in August 2001, the Note was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex.  In accordance with SFAS 133, we accounted for this conversion option as an embedded derivative.  As a result, the conversion option was being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings.  As previously reported, on September 25, 2006, we exchanged the Note for shares of the AMASYS Series A Preferred stock. Therefore, at the date of the exchange, the balance of the derivative asset was $-0- and we recognized other expense of $419,907 due to the decrease in value of this derivative.

Investment in Comtex

As previously reported, on September 25, 2006, the Company exchanged the equity investment in Comtex common for shares of the AMASYS Series A Preferred stock.  Therefore, we no longer have an equity interest in the common stock of Comtex.  At June 30, 2006, we had a 16% ownership interest in Comtex.  Since we had the ability to significantly influence the operations of Comtex, we accounted for our investment in Comtex under the equity method of accounting.  We could significantly influence the operations of Comtex since (i) if we converted our note receivable-related party into shares of Comtex, we would have had a 21% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO were Comtex’s largest individual shareholders, (iii) the Company and our Chairman and CEO had a combined ownership interest in Comtex of 36%, and (iv) our Chairman is the Chairman of the Board of Comtex.  During the year ended June 30, 2007, we recognized income of $9,127 for our share of Comtex income and during the year ended June 30, 2006, we recognized losses of $71,934 for our share of Comtex losses.

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

Results of Operations

Comparison of the fiscal year ended June 30, 2008 to the fiscal year ended June 30, 2007

We had a net loss of $48,186 for the year ended June 30, 2008 compared to a net loss of $409,980 for the year ended June 30, 2007.  The change is explained below.

Selling, general and administrative costs:  SG&A expenses decreased approximately $(48,000) to $44,756 in fiscal year 2008 primarily due to a decrease in all elements of professional fees as the Company’s operations ceased and the Company entered into development stage operations. General and administrative fees similarly decreased in response to dwindling financial resources and cessation of current operations.

Other income (expense):  Other income (expense) decreased $(314,188) from other expense of $(317,618) in fiscal year 2007 to other expense of $(3,430) in fiscal year 2008, primarily due to the derivative asset, which was written off as a result of the exchange of the Note and the Comtex common stock for our Series A preferred stock.  We recorded the derivative asset as a result of the conversion feature of the Note in 2001; with the Note no longer an asset of the Company after the exchange for the preferred stock, the derivative ceased to be an asset as well and we no longer received interest income from the Note nor continued to accrete the discount into current income, further reducing other income.

Liquidity and Capital Resources

We have had minimal operating activity since commencing operations in 1996 and are now relying on loans from related parties as funding sources since we can no longer expect to meet our short-term obligations.

Net cash used in operating activities was $42,164 and $90,790 in the year ended June 30, 2008 and 2007, respectively.

           Net cash provided by investing activities was zero and $63,532 in the year ended June 30, 2008 and 2007, respectively.  The decrease of $63,532 in cash provided by investing activities was primarily due to the net proceeds from the sale of short term investments.

           We suffered recurring losses from operations and have an accumulated deficit of $458,166 at June 30, 2008.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

Commitments and Contractual Obligations

As of June 30, 2008, we have no contractual obligations. We lease certain space from Comtex on a month-to-month basis.  On September 26, 2006, AMASYS signed an agreement to acquire all of the shares of common stock of World Mineral Corporation, a Nevada corporation (WMC) from WMC shareholders in exchange for an aggregate of 14,775,000 newly issued shares of AMASYS common stock.  To date the transaction has not been completed.  WMC is managed by Private Capital Group, L.L.C., a significant shareholder of the Company.

Off-Balance Sheet Arrangements

           As of June 30, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. No unaudited quarterly operating data is included in this Form 10-K as we conducted no operations from entering development stage through June 30, 2008.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2008, we had outstanding notes payable totaling $55,000 plus accrued interest to two related parties. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would have a material effect on our annual interest expense, our results of operations or financial condition as we relay on these notes to sustain our operations.  Since we do not have transactions in foreign currencies, we do not consider it necessary to hedge against currency risk.

Item 8.

   Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

AMASYS CORPORATION
(a development stage company)

Report of Independent Registered Public Accounting Firm.	12

Balance Sheets as of June 30, 2008 and 2007.	13
Statements of Operations for the years ended June 30, 2008 and 2007 and for the period October 1, 2006 (date of entering development stage) through June 30, 2008.	14

Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2008 and 2007 and for the period October 1, 2006 (date of entering development stage) through June 30, 2008.	15-16

Statements of Cash Flows for the years ended June 30, 2008 and 2007 and for the period October 1, 2006 (date of entering development stage) through June 30, 2008.	17

Notes to Financial Statements.	18-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
AMASYS Corporation

We have audited the accompanying balance sheets of AMASYS Corporation (a development stage company) (the “Company”) as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2008 and 2007 and for the period October 1, 2006 through June 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMASYS Corporation as of June 30, 2008 and 2007, and the results of its operations and cash flows for each of the years in the two year period ended June 30, 2008 and for the period October 1, 2006 through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.
Certified Public Accountants
Dallas, Texas
November 7, 2008

AMASYS Corporation
(a development stage company)
Balance Sheets

	June 30,	June 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$698	$7,862
Prepaid expenses	—	700
TOTAL CURRENT ASSETS	698	8,562
TOTAL ASSETS	$698	$8,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,000	$6,585
Accounts payable, related parties	15,500	8,023
Notes payable, related parties	58,627	—
TOTAL CURRENT LIABILITIES	75,127	14,608

LONG TERM LIABILITIES:
Notes payable, related parties	—	20,197

TOTAL LIABILITIES	75,127	34,805

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2008 and 2007, respectively	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 6,669,210 shares issued and outstanding at June 30, 2008 and 2007, respectively	66,692	66,692
Additional paid in capital	317,045	317,045
Accumulated deficit (including $94,404 accumulated during development stage)	(458,166)	(409,980)
Total stockholders’ deficit	(74,429)	(26,243)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$698	$8,562

See Notes to Financial Statements.

AMASYS Corporation
(a development stage company)
Statements of Operations

	Year Ended June 30,		Period from October 1, 2006 (date of entering development stage) through June 30, 2008
	2008	2007
REVENUES	$ —	$ —	$ —
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES
General and administrative expenses	44,756	92,362	83,370
Total operating expenses	44,756	92,362	83,370
LOSS FROM OPERATIONS	(44,756)	(92,362)	(83,370)
OTHER INCOME (EXPENSE):
Interest expense	(3,430)	—	(3,768)
Interest income	—	43,409	—
Stock issued for loans	—	(20,000)	(20,000)
Gain on sale of short term investment	—	26,905	12,734
Equity in earnings of Comtex	—	9,127	—
Loss on derivative asset	—	(377,059)	—
Total other expense	(3,430)	(317,618)	(11,034)

LOSS BEFORE PROVISION FOR INCOME TAXES	(48,186)	(409,980)	(94,404)

Provision for income taxes	—	—	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(48,186)	$(409,980)	$ (94,404)

NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.01)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	6,669,210	4,033,507
See Notes to Financial Statements.

AMASYS Corporation
(a development stage company)
Statements of Stockholders' Equity (Deficit)

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	(Accumulated Deficit) Retained Earnings	Accumulated Deficit During Development Stage	Total Stockholders’ Equity ( Deficit)
Balance – June 30, 2006	196,000	$1,960	2,207,350	$ 22,073	$799,485	$ 37,773	$282,979	$ --	$1,144,270

Issuance of common stock upon redemption of preferred stock	(196,000)	(1,960)	2,111,860	21,119	(482,440)		(282,979)		(746,260)

Issuance of restricted common stock upon exercise of options	--	--	350,000	3,500	--	--	--	--	3,500

Issuance of restricted common stock as inducement to make loans	--	--	2,000,000	20,000	--	--	--	--	20,000

Recognition of loss on sale of marketable equity securities	--	--	--	--	--	(37,773)	--	--	(37,773)

Net loss	--	--	--	--	--	--	(363,762)	(46,218)	(409,980)
Comprehensive loss									(447,753)
Balance – June 30, 2007	--	$--	6,669,210	$ 66,692	$317,045	--	$(363,762)	$(46,218)	$(26,243)

Net loss	--	--	--	--	--	--	--	(48,186)	(48,186)

Balance – June 30, 2008	--	$--	6,669,210	$ 66,692	$317,045	--	$(363,762)	$(94,404)	$(74,429)

See Notes to Financial Statements.

AMASYS Corporation
(a development stage company)
Statements of Stockholders' Equity (Deficit)

	2008	2007	Period from October 1, 2006 (date of entering development stage) through June 30, 2008
Disclosure of reclassification amount:
Unrealized holding losses arising during period	$--	$(10,868)		$(3,531)
Less: reclassification adjustment for realized gains
included in net loss	--	26,905		12,734

Net unrealized losses on securities	$--	$(37,773)	$	(16,265)

See Notes to Financial Statements.

AMASYS Corporation
(a development stage company)
Statements of Cash Flows

	Year Ended June 30,		Period from October 1, 2006 (date of entering development stage) through June 30, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,186)	$(409,980)	$ (94,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loans	—	20,000	20,000
Amortization on note receivable discount	—	(21,949)	—
Loss on derivative asset	—	377,059	—
Gain on sale of short term investment	—	(26,905)	(12,734)
Equity in losses of Comtex	—	(9,127)	—
Changes in operating assets and liabilities:
Prepaid expenses	700	(700)	—
Accounts payable, related parties	7,477	720	7,972
Accounts payable and accrued expenses	(2,155)	(19,908)	(22,455)
Net cash used in operating activities	(42,164)	(90,790)	(101,621)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short term investment	—	63,532	40,570
Net cash provided by investing activities	—	63,532	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	--	3,500	3,500
Proceeds from notes payable, related parties	35,000	20,000	55,000
Net cash provided by financing activities	35,000	23,500	58,500
NET DECREASE IN CASH	(7,164)	(3,758)	(2,551)
CASH Beginning of period	7,862	11,620	3,249
CASH End of period	$698	$7,862	$ 698

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$ —
Income taxes	—	—	—

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
$—

See Notes to Financial Statements.

AMASYS Corporation
(a development stage company)
Notes to Financial Statements

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

AMASYS Corporation (the “Company”, “We” or “Our”) was incorporated in Delaware in 1992, and in 1996 received all of the remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996 and effective as of June 21, 1996.

Basis of Presentation and Going Concern Uncertainty

Our financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained losses and as of June 30, 2008, we have no business operations and have a net working capital deficiency.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business.  Until such time, we anticipate our working capital needs will be funded through notes from our major stockholders.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since we redeemed and converted all of our outstanding Series A Preferred Stock at the end of September 2006, starting October 1, 2006 we have not conducted any business operations. All of our operating results and cash flows reported in the accompanying financial statements from October 1, 2006 through June 30, 2008 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash flows

We consider all short-term securities purchased with a maturity of three months or less to be cash equivalents.

 Concentrations of Credit Risk

Our financial instruments that are subject to credit risk consist primarily of cash. Cash is maintained with a financial institution, which has high credit standing.

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

As discussed in Note 4, we had a note receivable–related party from Comtex.  In August 2001, the Note was amended to include a provision that allowed us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex.  In accordance with SFAS 133, we accounted for this conversion option as an embedded derivative.  As a result, the conversion option was carried at fair value determined using a Black-Scholes model with changes in the fair value recognized currently in earnings.

For the past thirteen years, we have engaged the services of a CPA firm to prepare derivative asset valuations.  The procedures utilized to compute the derivative asset evaluation using the Black-Scholes model were originally established by a major, international accounting firm.  These procedures have been consistently followed since inception.

The Note was exchanged for our Preferred Stock in September 2006, thus eliminating the derivative.  As of June 30, 2008 and 2007 the balance of the derivative asset was $-0- and for the fiscal years ended June 30, 2008 and 2007, and for the period from October 1, 2006 through June 30, 2008, we recognized other expense of $-0-, $(377,059) and $-0-, respectively, due to the change in value of this derivative during the reporting periods.  The fair value of the derivative instrument was estimated quarterly using the following assumptions:

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

During the fiscal years ended June 30, 2008 and 2007, and for the period from October 1, 2006 through June 30, 2008, we reclassified unrealized gains to realized gains of $-0-, $26,905 and $12,734 respectively, on the available-for-sale security included as a separate component of stockholders’ equity due to the sale of securities.

Investment in Common Stock – Related Party

The Comtex common stock was exchanged for our Preferred Stock in September 2006, thus at June 30, 2008 and 2007, we no longer had an ownership interest in Comtex. However, at June 30, 2006, we had a 16% ownership interest in Comtex. We evaluated the applicability of the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R), to our equity investment in Comtex.  Specifically, we determined that Comtex was not a variable interest entity because the requirements of paragraphs 4(h) and 5 of FIN 46R were not met:

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

We did have the ability to significantly influence the operations of Comtex and we accounted for our investment in Comtex under the equity method of accounting.  We could significantly influence the operations of Comtex since (i) if the Company converted its note receivable-related party into shares of Comtex, the Company would have had a 21% ownership interest in Comtex, (ii) the Company as well as the Company’s Chairman and CEO were Comtex’s largest individual shareholders, (iii) the Company and the Company’s Chairman and CEO had a combined ownership interest in Comtex of 37% and (iv) the Company’s Chairman and Chief Executive Officer was concurrently serving as Chairman of Comtex.  During the year ended June 30, 2008 and 2007, we recognized $-0- and $9,127, respectively for our share of Comtex earnings.

Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes.  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, (SFAS 123R), Share-Based Payment, amending SFAS 123 to require companies to record as expense the fair value of equity-based compensation, including stock options, over the applicable vesting period.  SFAS 123R also requires more extensive disclosures concerning stock options than required under current standards.  The new standard applies to option grants made after adoption, as well as options that have not vested at the date of adoption.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from non-owner sources. Our comprehensive income (loss) included unrealized gains (losses) on its short-term investment, as well as reclassification adjustments resulting from gains on sales of short-term investments that were realized and included in net income in the related period.  In accordance with paragraphs 18 through 20 of SFAS 130, these gains had also been included in Other Comprehensive Income as unrealized holding gains in the period in which they arose.  These gains were, therefore, deducted from Other Comprehensive Income to avoid including them twice.

During the year ended June 30, 2008 and 2007, and for the period from October 1, 2006 through June 30, 2008, we reclassified realized gains of $-0-, $26,905 and $12,734, respectively.

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

Comparative Financial Statements

Certain amounts in the comparative financial statements have been reclassified from financial statements previously presented to conform to the 2008 financial statements.

 Adoption of New Accounting Pronouncement

 In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).” FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted the provision of FIN 48 as of July 1, 2007.  The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the twelve months ended June 30, 2008. Tax returns for the Company’s fiscal years ended June 30, 2008, 2007, 2006 and 2005 are subject to examination by the Internal Revenue Service.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities , and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on our results of operations or financial position.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  We do not expect the FSP 142-3 to have a significant impact on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP EITF 03-6-1 on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 07-5 on our financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 08-3 on our financial position and results of operations.

Note 3 - Related Party Transactions

Leases

We lease certain space from Comtex on a month-to-month basis.  For the years ended June 30, 2008 and 2007, and for the period from October 1, 2006 through June 30, 2008, we incurred rent expense of $600, $1,695, and $1,300, respectively, to Comtex which is included in general and administrative expenses in our statements of operations.  In addition, certain Comtex employees provide accounting and corporate services to us.  For the years ended June 30, 2008 and 2007, and for the period from October 1, 2006 through June 30, 2008, we paid consulting fees of $-0-, $18,000 and $4,500, respectively, which is included in general and administrative expenses in our statements of operations.

Notes payable, related parties

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2008.  As of June 30, 2008, accrued interest payable totaled $1,101 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants have a fair market value of $0.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2008.  As of June 30, 2008, accrued interest payable totaled $1,101 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants have a fair market value of $0.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2008.  As of June 30, 2008, accrued interest payable totaled $1,124 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2008.  As of June 30, 2008, accrued interest payable totaled $261 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2008.  As of June 30, 2008, accrued interest payable totaled $40 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

Investment in Common Stock, related party

On September 25, 2006, the Company exchanged its equity investment in Comtex common stock and the Note Receivable from Comtex of $856,954 for 55,209 shares of the AMASYS Series A Preferred Stock.  Therefore, at June 30, 2008, the Company no longer had an equity interest in either the common stock of Comtex or the Note from Comtex.  However, at June 30, 2006, the Company had a 16% ownership interest in Comtex.  The following information presents condensed balance sheet information as of June 30, 2006 and condensed income statement information for the year ended June 30, 2006:

June 30,
2006 (audited)

Current assets	$2,753,365
Other assets	215,299
Current liabilities	1,379,127
Long-term liabilities	858,968

Revenues	$7,676,524
Gross profit	4,001,153
Net income (loss)	(458,107)

Note Receivable, related party

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

On December 9, 2003, the Company and Comtex executed an amendment to the Amended Note for the purpose of reducing the price at which the Amended Note may be converted into common stock of Comtex.   Pursuant to the Third Amendment, the Company agreed to subordinate the Amended Note to both Comtex’s note payable to its former landlord and pursuant to Comtex’s financing agreement with a third party financial institution.  In consideration for these subordination agreements, Comtex agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter, until June 9, 2008, when the conversion price would reach $1.20 per share.  This was to be the final increase before the Note matured on 1 July 2008.  At the date of the amendment, the conversion price of the Amended Note was in excess of the stock price.  In September 2006, the Company exchanged its ownership interest in the Note for Preferred Stock of the Company.  However, as of June 30, 2006 and just prior to the exchange, the Amended Note had a principal balance of $856,954.  Interest paid to AMASYS totaled approximately $-0- $21,424 and $86,000 for the years 2008, 2007 and 2006.  At June 30, 2006, the Company recognized losses in excess of basis of the investment in Comtex stock as an adjustment to the basis of the Note of $14,191.

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

The Company calculated the fair value of the conversion option to be $701,486 as of the date of the amendment using a Black-Scholes option-pricing model.  The $701,486 represented a discount on the Amended Note, which the Company was accreting into earnings over the life of the Amended Note under the effective interest method.  For the years ended June 30, 2008 and 2007, and for the period from October 1, 2006 through June 30, 2008, the Company recognized interest income of $-0-, $43,409, and $1, respectively, which included $-0-, $21,949, and $-0-, respectively, related to accretion of the discount.  The effective interest rate on the Amended Note was 21%.

Note 4 - Income Taxes

The following table reconciles the Company’s statutory tax rate to the effective tax rate:

Year ended June 30,
	2008	2007

Tax benefit (expense) at statutory rate	$16,000 34%	$140,000 34%
Reconciling items:

State income taxes	2,000 4%	16,000 4%
Expiration of NOL’s and other	(56,500) (118)%	(166,100) --
Valuation allowance	38,500 80%	10,000 (38)%

Effective tax rate	$0 0.0%	$0 0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets as of June 30, 2008 and 2007 are as follows:

	June 30, 2008	June 30, 2007

Deferred tax assets:
Net operating losses carryforwards	$432,688	$471,188
Discount on note receivable- related party	-0-	-0-
Equity method reporting	-0-	-0-
Total deferred tax assets	432,688	471,188

Deferred tax liabilities:	---0-
Derivative asset	-0-	-0-
Total deferred tax liabilities	(-0-)	(-0-)

Net deferred tax asset	432,688	471,188
Valuation allowance	(432,688)	(471,188)
Deferred tax asset, net	$—	$—

A reconciliation of net loss per books with net loss per return is as follows:

	June 30,
	2008	2007
Net loss, per books	$(48,186)	$(409,980)
Income subject to tax not recorded on the books:
Non deductible items	--	100
Gain on sale of short-term investment	--	15,299
(Income) expense recorded on the books not included on the return:
Amortization of discount on note receivable – related party	--	(21,949)
Equity in losses (earnings) of Comtex	--	(9,127)
(Gain) loss on derivative asset	--	377,059
Net loss, per return	$(48,186)	$(48,598)

Income tax expense, per return	$	- 0 -	$	- 0 -
Available net operating loss (NOL) carryover from prior tax years		1,241,275		1,329,574
NOL generated		48,186		48,598
Total NOL carryover to future years		1,289,461		1,378,172
NOL expiring		155,051		136,897
NOL available to future years		$1,134,410		$1,241,275

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some, or all, of the deferred tax asset will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2008.  The net change in the valuation allowance during 2008 was a decrease of $38,500, due primarily to the expiration of net operating loss carryovers.

As of June 30, 2008 we had net operating loss carryforwards for federal income tax purposes of approximately $1.1 million, which will expire through 2027.  Utilization of these net operating losses may be subject to limitations under IRC Section 382, in the event of significant changes in our stock ownership.  To the extent that we are able to utilize available tax loss carryforwards that arose from operations in tax years prior to June 21, 1996, any benefit realized will be credited to additional paid in capital.

Note 5 – Stockholders’ Equity

We had no issuances of common stock or preferred stock during the year ended June 30, 2008.

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

Note 6 - Stock Options

We adopted a Stock Option Plan (the “Plan”) under which 950,000 shares of common stock were reserved for issuance upon exercise of granted stock options.  The Plan provided for grants of incentive stock options to eligible employees, officers, and Directors of the Company.  Eligible employees were defined as any persons regularly employed by the Company, including key employees and consultants.  In November 1996, 950,000 stock options were granted with an exercise price equal to fair value at the date of grant.  The term of the options granted under the Plan could not exceed 10 years and the stock options granted were vested immediately.

On November 15, 2006, C.W. Gilluly, the president of the Company, exercised his options to purchase 350,000 shares of common stock (out of a total of 900,000 options outstanding) and the Company issued 350,000 restricted shares to him.  The remaining 550,000 options expired on November 16, 2006.

Information with respect to stock options under the Plan is as follows:

	2008			2007
	Shares	Price	Total	Shares	Price	Total
Outstanding, beginning of year	-	$-	$-	900,000	$0.01	$9,000

Granted	-	-	-	-	0.01	-

Expired / Cancelled	-	-	-	(550,000)	0.01	(5,500)

Exercised	-	-	-	(350,000)	0.01	(3,500)

Outstanding, end of year	-	-	-	-	0.01	$--

Exercisable	-			-

There were no stock options outstanding at June 30, 2008 and 2007.

Note 7 - Stock Warrants

During the year ended June 30, 2007, we issued two (2) warrants as part of an incentive for two notes payable, related parties.  The warrants are for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  The warrants have a fair market value of $-0- using the Black Scholes method of calculation and the warrants expire in 2017.  We did not issue any warrants for the year ended June 30, 2008.

Note 8 – Commitments and Contingencies

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

Note 9 - Selected Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended June 30, 2008 and 2007.

	Quarter Ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008

General and administrative expenses	$20,126	$11,856	$8,511	$4,263
Other (expense) income	(540)	(695)	(1,059)	(1,136)
Net loss applicable to common shareholders	(20,666)	(12,551)	(9,570)	(5,399)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares:
Basic	6,669,210	6,669,210	6,669,210	6,669,210
Diluted	6,669,210	6,669,210	6,669,210	6,669,210

	Quarter Ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007

General and administrative expenses	$53,410	$15,509	$13,893	$9,550
Other (expense) income	(330,352)	12,734	-0-	-0-
Net loss applicable to common shareholders’	(383,762)	(2,775)	(13,893)	(9,550)

Net loss per share:
Basic	$(0.09)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.09)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares:
Basic	4,319,210	4,494,211	4,669,210	4,669,210
Diluted	4,319,210	4,494,211	4,669,210	4,669,210

Note 10 – Subsequent Events

On September 16, 2008, we executed a $25,000 note with C.W. Gilluly, pursuant to which C.W. Gilluly advanced us $25,000 at a rate of 12% per annum.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T).  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is its principal executive officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.  Based on that evaluation, the Company’s President and Chief Executive Officer concluded that the Company’s disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K, were effective.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

 This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

 None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

The following table contains information as of June 30, 2008 as to each Director of the Company:

Director
Name	Since	Age	Office Held
C.W. Gilluly, Ed.D.	1992	62	Chairman of the Board, President and Chief Executive Officer
Robert J. Lynch, Jr. (1, 2)	1992	75	Director
Thomas E. McMahan (1, 2)	1992	65	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee

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

Executive Officer

As of June 30, 2008, the only executive officer of the Company who is not also a Director of the Company is S. Amber Gordon, the Corporate Secretary of the Company.

S. AMBER GORDON (53) was appointed corporate secretary and treasurer of the company in October 1996.  Ms. Gordon also serves as the Corporate Secretary of Comtex, a position she has held since May 1996.  Ms. Gordon has been the president of S.A. Gordon Enterprises, Inc., a financial relations and marketing communications firm, since 1985.  Ms. Gordon also served in senior management positions, the most recent of which was Executive Vice President of Analex, an information technology company serving the intelligence community, from June 1991 through August 2000.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended June 30, 2008 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we are not a member of any exchange that would require such a code.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our Board of Directors acts as our audit committee. Robert Lynch has been designated as our qualified financial expert.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer, during the fiscal year ended June 30, 2008.  Neither Dr. Gilluly nor any other officer receives compensation in excess of $100,000 per year.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Options Granted	All Other Compensation
C.W. Gilluly (1) Chairman	2008 2007 2006	— $12,000 $36,000	— — —	— — —	— $487 $6,805

(1)	Dr. Gilluly did not receive any salary from 1992 through fiscal 2003. In 1996, he received a grant of stock options, described below.

Stock Option Grants

No stock options were granted during the fiscal year ended June 30, 2008.  In accordance with the Company’s Stock Option Plan, Dr. Gilluly received a grant of 350,000 options in November 1996, at an exercise price of $0.01 per share.  On November 15, 2006, Dr. Gilluly exercised his options to purchase 350,000 restricted shares (out of a total of 900,000 options) and the Company issued 350,000 restricted shares to him.  The remaining 550,000 options expired on November 16, 2006.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of June 30, 2008.

Fiscal Year-End Option Values (1)
Name	Shares Acquired upon Exercise of Options	Value Realized From Exercise Of Options	Number of Shares Underlying Unexercised Options at June 30, 2007 Exercisable Unexercisable	Value of Unexercised In-the-Money Options at June 30, 2007 Exercisable Unexercisable
C.W. Gilluly	—	—	— —	$— $—

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

Compensation of Directors

The Company pays non-employee members of the Board $1,000 per quarter, $500 per board meeting, and $250 per audit committee meeting, plus travel expenses incurred in connection with attendance at Board meetings.  During fiscal year 2008, each of the Company’s non-employee Directors received compensation as shown below for services rendered to the Company.

Director Compensation

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert J. Lynch, Jr.	$4,250	--	--	---	---	---	$4,250
Thomas E. McMahan	$4,250	--	--	---	---	---	$4,250

Fees earned or paid in cash represents annual fees, annual retainer and committee fees paid to Directors.

Employment Agreements

We have no employment agreements.

Compensation Committee Report on Executive Compensation

Compensation for the President and Chief Executive Officer

The Committee reports that during the fiscal year ended June 30, 2008, Dr. Gilluly received payment of $-0- as compensation for his services as President and Chief Executive Officer of the Company.

Submitted by the Compensation Committee

Robert J. Lynch, Jr.
Thomas E. McMahan

Compensation Committee Interlocks and Insider Participation

None

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Tepco Ltd. The Continental Building 25 Church Street, Hamilton HM 12, Bermuda	2,069,080	23.87%
Private Capital Group, LLC Two Grand Central Tower 140 E. 45th Street, Suite 15C New York, NY 10017	2,000,000	23.07
C.W. Gilluly, Chairman and CEO	2,427,048	28.0
Robert J. Lynch, Jr., Director	6,245 (2)	*
Thomas E. McMahan, Director	27,043	*
Joshua Angel c/o Herrick, Feinstein LLP 2 Park Avenue New York, NY 10016	191,578	2.21
Bruce Frankel Estate c/o Cole, Schotz PA 900 Third Ave, 16th Floor New York, NY 10022	128,901	1.49
All Directors and Executive Officers as a group (4 persons)	2,460,991	28.39
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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Dr. Gilluly serves as our Chairman of the Board and Chief Executive Officer.  Dr. Gilluly also serves as Chairman of the Board of Directors of Comtex.  Mr. Lynch, a Director of the Company, also serves as a Director of Comtex.

Item 14.  Principal Accountant Fees and Services

Audit Fees

 During the fiscal year ended June 30, 2008 and 2007 , we paid our principal accountant approximately $25,000 and $9,000, respectively for the services they performed throughout those years, including in connection with audit work performed in the preparation of our financial statements included in our Annual Report on Form 10-K.

 Tax Fees

           During 2008, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

           During 2008, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

           Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor.  In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are reasonably related to the audit or review of our financial statements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with products or services not captured in the other categories.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of AMASYS Corporation are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of June 30, 2008 and 2007.

Statements of Operations for the year ended June 30, 2008, for the year ended June 30, 2007 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2008.

Statements of Stockholders’ Equity (Deficit) for the year ended June 30, 2008, for the year ended June 30, 2007 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2008.

Statements of Cash Flows for the year ended June 30, 2008, for the year ended June 30, 2007 and for the period October 1,2006 (date of entering Development Stage) through June 30, 2008.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Number	Description
1.1	Specimen certificate for the Common Stock, $.01 par value, of the Registrant (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

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

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMASYS CORPORATION
Date: November 7, 2008
By: /s/ C.W. GILLULY
C.W. Gilluly
President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature                                            Title                             Date

/s/ C.W. Gilluly                                Chairman                      November 7, 2008
C.W. Gilluly, Ed.D.                           and Director

/s/ Robert J. Lynch, Jr.                    Director                        November 7, 2008
Robert J. Lynch, Jr.

/s/ Thomas E. McMahan                Director                        November 7, 2008
Thomas E. McMahan