Form 10-Q
period 2008-09-30
AMASYS CORP
filed 2008-11-12
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2008

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2008
Common Stock, $.01 par value	6,669,210

AMASYS CORPORATION

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheets — September 30, 2008 (Unaudited) and June 30, 2008	3
	Statements of Operations (Unaudited) — Three months ended September 30, 2008 and 2007 and the period from entering development stage (October 1, 2006) through September 30, 2008	4
	Statements of Cash Flows (Unaudited) — Three months ended September 30, 2008 and 2007 and the period from entering development stage (October 1, 2006) through September 30, 2008	5
	Supplemental Disclosure of Cash Flow Information – Three months ended September 30, 2008 and 2007 and the period from entering development stage (October 1, 2006) through September 30, 2008	6
	Notes to Financial Statements	7-10
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11-15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 4.	CONTROLS AND PROCEDURES	16
PART II	OTHER INFORMATION	16

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30,	June 30,
	2008	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$5,384	$698
Prepaid expenses and other current assets	—	—
TOTAL CURRENT ASSETS	5,384	698
TOTAL ASSETS	$5,384	$698

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,525	$1,000
Accounts payable, related parties	17,500	15,500
Notes payable, related parties	—	58,627
TOTAL CURRENT LIABILITIES	27,025	75,127

LONG TERM LIABILITIES:
Notes payable, related parties	85,312	—

TOTAL LIABILITIES	112,337	75,127

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 6,669,210 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	66,692	66,692
Additional paid in capital	317,045	317,045
Accumulated deficit (including $126,928 accumulated during development stage)	(490,690)	(458,166)
TOTAL STOCKHOLDERS’ DEFICIT	(106,953)	(74,429)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,384	$698

See accompanying notes to the financial statements.

AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Period from entering Development Stage (October 1, 2006) through September 30, 2008
	2008	2007
REVENUES	$ -	$ -	$ -
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-
OPERATING EXPENSES
General and administrative expenses	30,839	20,162	114,209
Total operating expenses	30,839	20,162	114,209
LOSS FROM OPERATIONS	(30,839)	(20,162)	(114,209)
OTHER INCOME (EXPENSE):
Interest expense	(1,685)	(504)	(5,453)
Stock issued for loans	-	-	(20,000)
Gain on sale of short term investment	-	-	12,734
Total other expense	(1,685)	(504)	(12,719)

LOSS BEFORE PROVISION FOR INCOME TAXES	(32,524)	(20,666)	(126,928)

Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(32,524)	$(20,666)	$ (126,928)

NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	6,669,210	6,669,210

See accompanying notes to the financial statements.

  AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,		Period from entering Development Stage (October 1, 2006) through September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,524)	$(20,666)	$ (126,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loans	-	-	20,000
Gain on sale of short term investment	-	-	(12,734)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	-	700	-
Accounts payable and accrued expenses	10,210	9,754	(12,245)
Accounts payable, related parties	2,000	2,802	9,972
Net cash used in operating activities	(20,314)	(7,410)	(121,935)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	-	-	40,570
Net cash provided by investing activities	-	-	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	3,500
Proceeds from notes payable, related parties	25,000	-	80,000
Net cash provided by financing activities	25,000	-	83,500
NET INCREASE (DECREASE) IN CASH	4,686	(7,410)	2,135
CASH, Beginning of period	698	7,862	3,249
CASH, End of period	$5,384	$452	$ 5,384

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

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2008 included in our Annual Report on Form 10-K. The results of the three month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending June 30, 2009.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $490,690 at September 30, 2008.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

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

Comparative Financial Statements – Certain amounts in the comparative financial statements have been reclassified from financial statements previously presented to confirm to the current period financial statements.

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

NOTE 3 – NOTE PAYABLE RELATED PARTY

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2009.  As of September 30, 2008, accrued interest payable totaled $1,353 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants have a fair market value of $0.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2009.  As of September 30, 2008, accrued interest payable totaled $1,353 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants have a fair market value of $0.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of September 30, 2008, accrued interest payable totaled $1,578 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of September 30, 2008, accrued interest payable totaled $412 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of September 30, 2008, accrued interest payable totaled $493 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the quarter ended September 30, 2008, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of September 30, 2008, accrued interest payable totaled $123 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

NOTE 4 – STOCK WARRANTS

During the year ended June 30, 2007, we issued two warrants as part of an incentive for two notes payable, related parties.  The warrants are for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  The warrants have a fair market value of $-0- using the Black Scholes method of calculation and the warrants expire in 2017.

NOTE 5 – SUBSEQUENT EVENTS

On November 12, 2008, we executed a $40,000 note with C.W. Gilluly, pursuant to which C.W. Gilluly advanced us $40,000 at a rate of 12% per annum. The note has a due date of December 31, 2009.

On September 26, 2006, AMASYS signed an agreement to acquire all of the shares of common stock of World Mineral Corporation, a Nevada corporation (WMC), from WMC shareholders in exchange for an aggregate of 14,775,000 newly issued shares of AMASYS common stock.  The transaction was never completed and was terminated by mutual agreement on November 6, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended June 30, 2008 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended June 30, 2008 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

During October 2006, we sold the remaining 21,000 shares of common stock of publicly-held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security.  Therefore, at September 30, 2008, we no longer had an equity interest in Analex.

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

           We had a Note from Comtex and in August 2001, the Note was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex.  In accordance with SFAS 133, we accounted for this conversion option as an embedded derivative.  As a result, the conversion option was being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings.  As previously reported, on September 25, 2006, we exchanged the Note for shares of the AMASYS Series A Preferred stock. Therefore, as of September 30, 2008, the balance of the derivative asset was $-0-.

Investment in Comtex

           As previously reported, on September 25, 2006, we exchanged the equity investment in Comtex common for shares of the AMASYS Series A Preferred stock.  Therefore, at September 30, 2008, we no longer had an equity interest in the common stock of Comtex.  At June 30, 2006, we had a 16% ownership interest in Comtex.  Since we had the ability to significantly influence the operations of Comtex, we accounted for our investment in Comtex under the equity method of accounting.  We could significantly influence the operations of Comtex since (i) if we converted our note receivable-related party into shares of Comtex, we would have had a 21% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO were Comtex’s largest individual shareholders, (iii) the Company and our Chairman and CEO had a combined ownership interest in Comtex of 37%, and (iv) our Chairman is the Chairman of the Board of Comtex.  During the year ended June 30, 2008, we did not recognize any income or loss as we did not have any investment in Comtex.  During the year ended June 30, 2007, we recognized income of $9,127 for our share of Comtex income.

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

For the Three Months Ended September 30, 2008 and 2007

Results of Operations

General and Administrative Expenses

General and administrative expenses were $30,839 and $20,162 for the three months ended September 30, 2008 and 2007, respectively.  The increase in general and administrative expenses was mainly due to increased professional fees associated with audit and accounting fees for our various SEC filings.

Other Income (Expense)

Other income (expense) was $(1,685) and $(504) for the three months ended September 30, 2008 and 2007, respectively, an increase of $1,181.  The increase is primarily due to the additional interest expense incurred on our additional notes payable, related parties.

Liquidity and Capital Resources

Net cash used in operating activities was $20,314 and $7,410 in the three months ended September 30, 2008 and 2007, respectively.  The increase was primarily due to the additional losses for the three months ended September 30, 2008 compared to 2007.

Net cash provided by investing activities was $-0- and $-0- in the three months ended September 30, 2008 and 2007, respectively.

Net cash provided by financing activities was $25,000 and $-0- in the three months ended September 30, 2008 and 2007, respectively.  The increase in cash provided by financing activities was due to the proceeds from a note payable, related party.

We suffered recurring losses from operations and have an accumulated deficit of $490,690 at September 30, 2008.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of September 30, 2008, we had an accumulated deficit of $490,690.   We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

We are a non-operating company seeking a suitable transaction and may not find a suitable candidate or transaction.

We are a non-operating company.  If we are unable to consummate a transaction or become profitable we will be forced to liquidate and dissolve which will take three years to complete and may result in our distributing less cash to our shareholders.  Additionally, we will be spending cash during the winding down and may not have enough cash to distribute to our shareholders.

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

AMASYS CORPORATION

Date: November 12, 2008	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.