Form 10-Q
period 2008-12-31
AMASYS CORP
filed 2009-02-10
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2008

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2009
Common Stock, $.01 par value	6,669,210

AMASYS CORPORATION

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheets — December 31, 2008 (Unaudited) and June 30, 2008	3
	Statements of Operations (Unaudited) — Three and six months ended December 31, 2008 and 2007 and the period from entering development stage (October 1, 2006) through December 31, 2008	4
	Statements of Cash Flows (Unaudited) — Six months ended December 31, 2008 and 2007 and the period from entering development stage (October 1, 2006) through December 31, 2008	5
	Supplemental Disclosure of Cash Flow Information – Six months ended December 31, 2008 and 2007 and the period from entering development stage (October 1, 2006) through December 31, 2008	6
	Notes to Financial Statements	7-9
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10-14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM 4.	CONTROLS AND PROCEDURES	15
PART II	OTHER INFORMATION	15

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	December 31,	June 30,
	2008	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,235	$698
Prepaid expenses and other current assets	—	—
TOTAL CURRENT ASSETS	1,235	698
TOTAL ASSETS	$1,235	$698

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,000	$1,000
Accounts payable, related parties	23,500	15,500
Notes payable, related parties	128,275	58,627
TOTAL CURRENT LIABILITIES	166,775	75,127

TOTAL LIABILITIES	166,775	75,127

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 6,669,210 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	66,692	66,692
Additional paid in capital	317,045	317,045
Accumulated deficit (including $182,552 accumulated during development stage)	(549,277)	(458,166)
TOTAL STOCKHOLDERS’ DEFICIT	(165,540)	(74,429)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,235	$698

See accompanying notes to the financial statements.

AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATION
(UNAUDITED)

=	Three Months Ended December 31,		Six Months Ended December 31,		Period from entering Development Stage (October 1, 2006) through December 31,
	2008	2007	2008	2007	2008
REVENUES	$	$	$	$	$
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	—	—	—
OPERATING EXPENSES
General and administrative expenses	55,624	12,551	86,463	33,217	169,833
Total operating expenses	55,624	12,551	86,463	33,217	169,833
LOSS FROM OPERATIONS	(55,624)	(12,551)	(86,463)	(33,217)	(169,833)
OTHER INCOME (EXPENSE)
Interest expense	(2,963)	—	(4,648)	—	(8,416)
Stock issued for loans	—	—	—	—	(20,000)
Gain on sale of short term investment	—	—	—	—	12,734
Total other income (expense)	(2,963)	—	(4,648)	—	(15,682)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$ (58,587)	$ (12,551)	$ (91,111)	$ (33,217)	$ (185,515)

NET LOSS PER SHARE OF COMMON STOCK -- Basic and diluted	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING --Basic and diluted	6,669,210	6,669,210	6,669,210	6,669,210

See accompanying notes to the financial statements.

  AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,		Period from entering Development Stage (October 1, 2006) through December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,111)	$(33,217)	$ (185,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loans	-	-	20,000
Gain on sale of short term investment	-	-	(12,734)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	-	700	-
Accounts payable and accrued expenses	4,648	4,788	(17,807)
Accounts payable, related parties	22,000	8,771	29,972
Net cash used in operating activities	(64,463)	(18,958)	(166,084)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	-	-	40,570
Net cash provided by investing activities	-	-	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	3,500
Proceeds from notes payable, related parties	65,000	15,000	120,000
Net cash provided by financing activities	65,000	15,000	123,500
NET INCREASE (DECREASE) IN CASH	537	(3,958)	(2,014)
CASH, Beginning of period	698	7,862	3,249
CASH, End of period	$1,235	$3,904	$ 1,235

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization —AMASYS Corporation (the “Company”, “We” or “Our”) was incorporated in Delaware in 1992, and in 1996 received all of the remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996 and effective as of June 21, 1996

Basis of Presentation — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2008 included in our Annual Report on Form 10-K. The results of the three and six month periods ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year ending June 30, 2009.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $549,277 at December 31, 2008.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Development Stage Activities - Since we redeemed and converted all of its outstanding Series A Preferred Stock the end of September 2006, starting October 1, 2006 we have not conducted any significant business operations. All of our operating results and cash flows reported in the accompanying financial statements from October 1, 2006 are considered to be those related to development stage activities and represent the cumulative amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are currently evaluating the impact of this standard on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires reporting entities to present noncontrolling interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. We are currently evaluating the impact of this standard on our financial statements.

In June 2008, the FASB issued FSP No. Emerging Issue Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. Early adoption of the FSP is not permitted; however, it will apply retrospectively to our earnings per share as previously reported. We do not currently anticipate that this FSP will have a material impact upon adoption.

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

NOTE 3 – NOTE PAYABLE RELATED PARTY

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2009.  As of December 31, 2008, accrued interest payable totaled $1,605 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants are estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2009.  As of December 31, 2008, accrued interest payable totaled $1,605 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants are estimated to have no significant fair market value.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of December 31, 2008, accrued interest payable totaled $2,031 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of December 31, 2008, accrued interest payable totaled $563 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of December 31, 2008, accrued interest payable totaled $947 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the quarter ended September 30, 2008, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of December 31, 2008, accrued interest payable totaled $880 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the quarter ended December 31, 2008, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of December 31, 2008, accrued interest payable totaled $644 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

NOTE 4 – STOCK WARRANTS

During the year ended June 30, 2007, we issued two warrants as part of an incentive for two notes payable, related parties.  The warrants are for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  The warrants are estimated to have no significant fair market value using the Black Scholes method of calculation and the warrants expire in 2017.

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

On September 25, 2006, we exchanged the equity investment in Comtex common stock and the Note Receivable from Comtex of $856,954, for 55,209 shares of the AMASYS Series A Preferred stock.  Therefore, at September 30, 2006, we no longer had an equity interest in either the common stock of Comtex or the Note from Comtex.

During October 2006, we sold the remaining 21,000 shares of common stock of publicly-held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security.  Therefore, at December 31, 2008, we no longer had an equity interest in Analex.

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

We had a Note from Comtex and in August 2001, the Note was amended to include a provision that allows us to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex.  In accordance with SFAS 133, we accounted for this conversion option as an embedded derivative.  As a result, the conversion option was being carried at fair value determined using a Black-Scholes model with changes in the fair value being recognized currently in earnings.  As previously reported, on September 25, 2006, we exchanged the Note for shares of the AMASYS Series A Preferred stock. Therefore, as of December 31, 2008, the balance of the derivative asset was $-0-.

Investment in Comtex

As previously reported, on September 25, 2006, we exchanged the equity investment in Comtex common for shares of the AMASYS Series A Preferred stock.  Therefore, at September 30, 2006, we no longer had an equity interest in the common stock of Comtex.  At June 30, 2006, we had a 16% ownership interest in Comtex.  Since we had the ability to significantly influence the operations of Comtex, we accounted for our investment in Comtex under the equity method of accounting.  We could significantly influence the operations of Comtex since (i) if we converted our note receivable-related party into shares of Comtex, we would have had a 21% ownership interest in Comtex, (ii) the Company as well as our Chairman and CEO were Comtex’s largest individual shareholders, (iii) the Company and our Chairman and CEO had a combined ownership interest in Comtex of 37%, and (iv) our Chairman is the Chairman of the Board of Comtex.  During the year ended June 30, 2008, we did not recognize any income or loss as we did not have any investment in Comtex.  During the year ended June 30, 2007, we recognized income of $9,127 for our share of Comtex income.

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

For the Three and Six Months Ended December 31, 2008 and 2007

Results of Operations

General and Administrative Expenses

General and administrative expenses were $55,624 and $12,551 for the three months ended December 31, 2008 and 2007, respectively and $86,463 and $33,217 for the six months ended December 31, 2008 and 2007, respectively.  The increase in general and administrative expenses for the periods stated above was mainly due to increased professional fees associated with audit and accounting fees for our various SEC filings.

Other Income (Expense)

Other income (expense) was $(2,963) and $-0- for the three months ended December, 2008 and 2007, respectively, and ($4,648) and $-0- for the six months ended December 31, 2008 and 2007, respectively an increase of $1,685.  The increase is primarily due to the additional interest expense incurred on our additional notes payable, related parties.

Liquidity and Capital Resources

Net cash used in operating activities was $64,463 and $18,958 in the six months ended December 31, 2008 and 2007, respectively.  The increase was primarily due to the additional losses for the six months ended December 31, 2008 compared to 2007.

Net cash provided by investing activities was $-0- and $-0- in the six months ended December 31, 2008 and 2007, respectively.

Net cash provided by financing activities was $65,000 and $15,000 in the six months ended December 31, 2008 and 2007, respectively.  The increase in cash provided by financing activities was due to the proceeds from a note payable, related party.

We suffered recurring losses from operations and have an accumulated deficit of $549,277 at December 31, 2008.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of December 31, 2008, we had an accumulated deficit of $549,277.   We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Our auditors have expressed a going concern opinion .

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.   There were no changes in our internal controls over financial reporting that occurred during the period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

AMASYS CORPORATION

Date: February 10, 2009	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.