Form 10-Q
period 2009-03-31
AMASYS CORP
filed 2009-05-14
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2009

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2009
Common Stock, $.01 par value	6,669,210

AMASYS CORPORATION

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheets — March 31, 2009 (Unaudited) and June 30, 2008	3
	Statements of Operations (Unaudited) — Three and nine months ended March 31, 2009 and 2008 and the period from entering development stage (October 1, 2006) through March 31, 2009	4
	Statements of Cash Flows (Unaudited) — Nine months ended March 31, 2009 and 2008 and the period from entering development stage (October 1, 2006) through March 31, 2009	5
	Supplemental Disclosure of Cash Flow Information – Nine months ended March 31, 2009 and 2008 and the period from entering development stage (October 1, 2006) through March 31, 2009	6
	Notes to Financial Statements	7-9
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10-14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM 4.	CONTROLS AND PROCEDURES	15
PART II	OTHER INFORMATION	15

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	March 31,	June 30,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$4,933	$698
Prepaid expenses and other current assets	—	—
TOTAL CURRENT ASSETS	4,933	698
TOTAL ASSETS	$4,933	$698

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,000	$1,000
Accounts payable, related parties	23,500	15,500
Notes payable and accrued interest, related parties	141,769	58,627
TOTAL CURRENT LIABILITIES	181,269	75,127

TOTAL LIABILITIES	181,269	75,127

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 6,669,210 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	66,692	66,692
Additional paid in capital	317,045	317,045
Accumulated deficit (including $196,311 accumulated during development stage)	(560,073)	(458,166)
TOTAL STOCKHOLDERS’ DEFICIT	(176,336)	(74,429)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,933	$698

See accompanying notes to the financial statements.

AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended		Period from entering Development Stage (October 1, 2006) through
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009
REVENUES	$	$	$	$	$
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	—	—	—
OPERATING EXPENSES
General and administrative expenses	7,301	9,570	93,764	42,787	177,134
Total operating expenses	7,301	9,570	93,764	42,787	177,134
LOSS FROM OPERATIONS	(7,301)	(9,570)	(93,764)	(42,787)	(177,134)
OTHER INCOME (EXPENSE)
Interest expense	(3,495)	—	(8,143)	—	(11,911)
Stock issued for loans	—	—	—	—	(20,000)
Gain on sale of short term investment	—	—	—	—	12,734
Total other expense	(3,495)	—	(8,143)	—	(19,177)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$ (10,796.00)	$ 9,570.00)	$ 101,907.00)	$ (42,787.00)	$ (196,311.00)

NET LOSS PER SHARE OF COMMON STOCK --	$ 0.00	$ 0.00	$ (0.02)	$ 0.00
Basic and diluted

WEIGHTED AVERAGE SHARES OUTSTANDING --Basic and diluted	6,669,210	6,669,210	6,669,210	6,669,210

See accompanying notes to the financial statements.

  AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,		Period from entering Development Stage (October 1, 2006) through March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,907)	$(42,787)	$(196,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loans	-	-	20,000
Gain on sale of short term investment	-	-	(12,734)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	-	700	-
Accounts payable and accrued expenses	23,142	8,902	687
Accounts payable, related parties	8,000	5,477	15,972
Net cash used in operating activities	(70,765)	(27,708)	(172,386)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	-	-	40,570
Net cash provided by investing activities	-	-	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	3,500
Proceeds from notes payable, related parties	75,000	20,000	130,000
Net cash provided by financing activities	75,000	20,000	133,500
NET INCREASE (DECREASE) IN CASH	4,235	(7,708)	1,684
CASH, Beginning of period	698	7,862	3,249
CASH, End of period	$4,933	$154	$4,933

See accompanying notes to the financial statements.

AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,		Period from entering Development Stage (October 1, 2006) through March 31,
	2009	2008	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$—	$—	$ —
Income taxes	$—	$—	$ —
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

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2008 included in our Annual Report on Form 10-K. The results of the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending June 30, 2009.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $560,073 at March 31, 2009.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

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

Financial Instruments — Our financial instruments consist of cash, accounts payable and accrued expenses, and notes payable.  The carrying values of cash, accounts payable and accrued expenses, and notes payable are representative of their fair values due to their short-term maturities.

Comparative Financial Statements – Certain amounts in the comparative financial statements have been reclassified from financial statements previously presented to confirm to the current period financial statements.

Recently Issued Accounting Pronouncements

During the nine months ended March 31, 2009, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FSAB) the most recent of which was Statements on Financial Accounting Standards (SFAS) No. 163,  Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

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

NOTE 3 – NOTE PAYABLE RELATED PARTY

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2009.  As of March 31, 2009, accrued interest payable totaled $1,852 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants are estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2009.  As of March 31, 2009, accrued interest payable totaled $1,852 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants are estimated to have no significant fair market value.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of March 31, 2009, accrued interest payable totaled $2,475 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of March 31, 2009, accrued interest payable totaled $710 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of March 31, 2009, accrued interest payable totaled $1,390 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the quarter ended September 30, 2008, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of March 31, 2009, accrued interest payable totaled $1,619 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the quarter ended December 31, 2008, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of March 31, 2009, accrued interest payable totaled $1,844 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the quarter ended March 31, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of March 31, 2009, accrued interest payable totaled $27 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

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

For the Three and Nine Months Ended March 31, 2009 and 2008

Results of Operations

General and Administrative Expenses

General and administrative expenses were $7,301 and $9,570 for the three months ended March 31, 2009 and 2008, respectively and $93,764 and $42,787 for the nine months ended March 31, 2009 and 2008, respectively.  The increase in general and administrative expenses for the nine months ended March 31, 2009 was mainly due to increased professional fees associated with audit and accounting fees for our various SEC filings.

Other Income (Expense)

Other income (expense) was $(3,495) and $-0- for the three months ended March 31, 2009 and 2008, respectively, and ($8,143) and $-0- for the nine months ended March 31, 2009 and 2008, respectively.  The increase is primarily due to the additional interest expense incurred on our additional notes payable, related parties.

Liquidity and Capital Resources

Net cash used in operating activities was $70,765 and $27,708 in the nine months ended March 31, 2009 and 2008, respectively.  The increase was primarily due to the additional losses for the nine months ended March 31, 2009 compared to 2008.

Net cash provided by investing activities was $-0- and $-0- in the nine months ended March 31, 2009 and 2008, respectively.

Net cash provided by financing activities was $75,000 and $20,000 in the nine months ended March 31, 2009 and 2008, respectively.  The increase in cash provided by financing activities was due to the proceeds from notes payable, related party.

We suffered recurring losses from operations and have an accumulated deficit of $560,073 at March 31, 2009.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of March 31, 2009, we had an accumulated deficit of $560,073.   We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

AMASYS CORPORATION

Date: May 14, 2009	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.