Form 10-K
period 2009-06-30
AMASYS CORP
filed 2009-09-28
CIK 1023198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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

The Company knows of no trading in its Common Stock since its inception.  As of September 28, 2009, there were 1,775,880 shares of stock held by non-affiliates.  As of September 28, 2009, 6,669,210 shares of the common stock of the registrant were outstanding.

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

On July 2, 2001, we filed the following reports with the Securities and Exchange Commission (the “SEC”):  Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.  Prior to these filings, we had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the quarter ended December 31, 1996 because of the difficulty associated with the preparation of our initial financial statements as successor to Infotech.  The Annual Report on Form 10-K for the year ended June 30, 2002 was timely filed.  The Annual Report on Form 10-K for the year ended June 30, 2003 was filed on November 7, 2003.  The Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 was filed on February 20, 2004 pursuant to a Form 12b-25 filed on February 17, 2004.  The Annual Report on Form 10-KSB for the year ended June 30, 2004 was filed on October 7, 2004 pursuant to a Form 12b-25 filed on September 27, 2004.  The Annual Report on Form 10-KSB for the year ended June 30, 2005 was filed on September 28, 2005 and was amended on January 19, 2007 and March 22, 2007.  The Annual Report on Form 10-KSB for the year ended June 30, 2006 was filed on October 9, 2007.  The Annual Report on Form 10-KSB for the year ended June 30, 2007 was filed on October 10, 2008. The Annual Report on Form 10-K for the year ended June 30, 2008 was filed on November 10, 2008.  All of our subsequent quarterly reports through the March 31, 2009 reporting period have been filed with the SEC.

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

We have a history of incurring losses from operations. As of June 30, 2009, we had an accumulated deficit of $569,928.   We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended June 30, 2009.

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

Shareholders

 The approximate number of holders of record of our Common Stock as of September 28, 2009 was 473.

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

 Set forth below is certain information as of June 30, 2009 regarding equity compensation to our directors and executive officers that has been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Stock Option Plan	0	$0.00	0

Total	0	$0.00	0

Recent Sale of Unregistered Securities.

On May 24, 2007, we executed a $10,000 note with Private Capital Group, LLC, pursuant to which Private Capital Group, LLC advanced us $10,000 at a rate of 10% per annum.  Additionally, we issued 1,000,000 shares of restricted common stock and a warrant to issue an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Private Capital Group, LLC to make the loan.  Private Capital Group, LLC is affiliated with World Mineral Corporation, which signed the Agreement and Plan of Share Exchange by and among AMASYS Corporation, World Mineral Corporation and the shareholders of World Mineral Corporation, dated September 26, 2006.  During the year ended June 30, 2009, this agreement was terminated.

Similarly, we entered into a $10,000 note and warrant agreement with the Company’s Chairman and Chief Executive Officer, C.W. Gilluly, on the same terms as described above.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2009	2008	2007	2006	2005

Statement of Operations Data:
Revenues	$--	$--	$--	$--	$--
Cost of revenues	--	--	--	--	--
Gross profit (loss)	--	--	--	--	--
Other income (expense)	(11,912)	(3,430)	(317,618)	491,417	356,204
General and administrative expense	99,850	44,756	92,362	209,886	180,838

Net income (loss)	$(111,762)	$(48,186)	$(409,980)	$281,531	$175,366

Net income (loss) per share:
Basic	$(0.02)	$(0.01)	$(0.10)	$0.08	$0.04
Diluted	$(0.02)	$(0.01)	$(0.10)	$0.07	$0.04

	As of June 30,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash	$348	$698	$7,862	$11,620	$1,024
Total assets	348	698	8,562	1,178,263	1,007,121
Total long-term liabilities	--	--	20,197	--	--
Total stockholders’ equity (deficit)	$(186,191)	$(74,429)	$(26,243)	$1,144,270	$1,003,440

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

Results of Operations

Comparison of the fiscal year ended June 30, 2009 to the fiscal year ended June 30, 2008

We had a net loss of $111,762 for the year ended June 30, 2009 compared to a net loss of $48,186 for the year ended June 30, 2008.  The change is explained below.

Selling, general and administrative costs:   SG&A expenses increased approximately $55,000 to $99,850 in fiscal year 2009 primarily due to an increase in professional fees.

Other income (expense) :  Other income (expense) increased $8,482 from other expense of $3,430 in fiscal year 2008 to other expense of $11,912 in fiscal year 2009, primarily due to the increased interest charges the Company has incurred while borrowing funds from related parties as our sole source of funding.

Liquidity and Capital Resources

           We have had minimal operating activity since commencing operations in 1996 and are now relying on loans from related parties as funding sources since we can no longer expect to meet our short-term obligations.

           Net cash used in operating activities was $75,350 and $42,164 in the years ended June 30, 2009 and 2008, respectively.

            Net cash from investing activities was $0 and $0 in the years ended June 30, 2009 and 2008, respectively.

Net cash provided by financing activities as $75,000 and $35,000 in the years ended June 30, 2009 and 2008, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $569,928 at June 30, 2009.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

Commitments and Contractual Obligations

As of June 30, 2009, we have no contractual obligations.  On September 26, 2006, AMASYS signed an agreement to acquire all of the shares of common stock of World Mineral Corporation, a Nevada corporation (WMC) from WMC shareholders in exchange for an aggregate of 14,775,000 newly issued shares of AMASYS common stock.  WMC is managed by Private Capital Group, L.L.C., a significant shareholder of the Company.  During the year ended June 30, 2009, this agreement was terminated.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. No unaudited quarterly operating data is included in this Form 10-K as we conducted no operations from entering development stage through June 30, 2009.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2009, we had outstanding notes payable totaling $130,000 plus accrued interest to two related parties. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would have a material effect on our annual interest expense, our results of operations or financial condition as we relay on these notes to sustain our operations.  Since we do not have transactions in foreign currencies, we do not consider it necessary to hedge against currency risk.

Item 8.

   Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

AMASYS CORPORATION
(a development stage company)

Report of Independent Registered Public Accounting Firm.	12

Balance Sheets as of June 30, 2009 and 2008.	13

Statements of Operations for the years ended June 30, 2009 and 2008 and for the period October 1, 2006 (date of entering development stage) through June 30, 2009.	14

Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2009 and 2008 and for the period October 1, 2006 (date of entering development stage) through June 30, 2009.	15

Statements of Cash Flows for the years ended June 30, 2009 and 2008 and for the period October 1, 2006 (date of entering development stage) through June 30, 2009.	16

Notes to Financial Statements.	17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

AMASYS Corporation

We have audited the accompanying balance sheets of AMASYS Corporation (a development stage company) (the “Company”) as of June 30, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended June 30, 2009 and for the period October 1, 2006 (date of entering development stage) through June 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMASYS Corporation at June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2009 and for the period October 1, 2006 (date of entering development stage) through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

TURNER, STONE & COMPANY, L.L.P.

Dallas, Texas

September 28, 2009

AMASYS Corporation
(a development stage company)
Balance Sheets

	June 30,	June 30,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$348	$698

TOTAL ASSETS	$348	$698

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,500	$1,000
Accounts payable, related parties	23,500	15,500
Notes payable and accrued interest, related parties	145,539	58,627
TOTAL CURRENT LIABILITIES	186,539	75,127

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2009 and 2008, respectively	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 6,669,210 shares issued and outstanding at June 30, 2009 and 2008, respectively	66,692	66,692
Additional paid in capital	317,045	317,045
Accumulated deficit (including $206,166 accumulated during development stage)	(569,928)	(458,166)
Total stockholders’ deficit	(186,191)	(74,429)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$348	$698

The accompanying notes are an integral part of the financial statements.

AMASYS Corporation
(a development stage company)
Statements of Operations

	Year Ended June 30,		Period from October 1, 2006 (date of entering development stage) through June 30, 2009
	2009	2008
REVENUES	$ —	$ —	$ —
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES
General and administrative expenses	99,850	44,756	183,220
Total operating expenses	99,850	44,756	183,220
LOSS FROM OPERATIONS	(99,850)	(44,756)	(183,220)
OTHER INCOME (EXPENSE):
Interest expense	(11,912)	(3,430)	(15,680)
Stock issued for loans	—	—	(20,000)
Gain on sale of investment	—	—	12,734

Total other expense	(11,912)	(3,430)	(22,946)

LOSS BEFORE PROVISION FOR INCOME TAXES	(111,762)	(48,186)	(206,166)

Provision for income taxes	—	—	—

NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS	$ (111,762)	$ (48,186)	$ (206,166)

NET LOSS PER SHARE OF COMMON
STOCK – Basic and diluted	$ (0.02)	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	6,669,210	6,669,210

The accompanying notes are an integral part of the financial statements.

AMASYS Corporation
(a development stage company)
Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	(Accumulated Deficit) Retained Earnings		Accumulated Deficit During Development Stage	Total Stockholders’ Equity (Deficit)
Balance – October 1, 2006	--	$--	--	$ --	$317,045	$ 37,773	$(363,762)		$ --	$57,748

Recognition of loss on sale of marketable equity securities	--	--	--	--	--	(37,773)	--		--	(37,773)

Net loss	--	--	--	--	--	--	--		(46,218)	(46,218)
Comprehensive loss										(83,991)
Balance – June 30, 2007	--	$--	6,669,210	$ 66,692	$317,045	$ --	$(363,762)	$	$ (46,218)	$(26,243)

Net loss	--	--	--	--	--	--	--		(48,186)	(48,186)

Balance – June 30, 2008	--	$--	6,669,210	$ 66,692	$317,045	$ --	$(363,762)	$	$ (94,404)	$(74,429)

Net loss	--	--	--	--	--	--	--		(111,762)	(111,762)

Balance – June 30, 2009	--	$--	6,669,210	$ 66,692	$317,045	$ --	$(363,762)		$ (206,166)	$(186,191)

The accompanying notes are an integral part of the financial statements.

AMASYS Corporation
(a development stage company)
Statements of Cash Flows

	Year Ended June 30,		Period from October 1, 2006 (date of entering development stage) through June 30, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(111,762)	$(48,186)	$ (206,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loans	—	—	20,000
Gain on sale of short term investment	—	—	(12,734)
Changes in operating assets and liabilities:
Prepaid expenses	—	700	—
Accounts payable, related parties	8,000	7,477	15,972
Accounts payable and accrued expenses	28,412	(2,155)	5,957
Net cash used in operating activities	(75,350)	(42,164)	(176,971)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short term investment	—	—	40,570
Net cash provided by investing activities	—	—	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	3,500
Proceeds from notes payable, related parties	75,000	35,000	130,000
Net cash provided by financing activities	75,000	35,000	133,500
NET DECREASE IN CASH	(350)	(7,164)	(2,901)
CASH Beginning of period	698	7,862	3,249
CASH End of period	$348	$698	$ 348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	—	—	—

The accompanying notes are an integral part of the financial statements.

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

Basis of Presentation and Going Concern Uncertainty

Our financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained losses and as of June 30, 2009, we have no business operations and have a net working capital deficiency.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business.  Until such time, we anticipate our working capital needs will be funded through notes from our major stockholders.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since we redeemed and converted all of our outstanding Series A Preferred Stock at the end of September 2006, starting October 1, 2006 we have not conducted any business operations. All of our operating results and cash flows reported in the accompanying financial statements from October 1, 2006 through June 30, 2009 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

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

Cash and cash flows

A

The Company maintains deposits in a financial institution.  The Federal Deposit Insurance Corporation provides coverage for interest bearing  and non interest bearing transaction accounts of up to $250,000 through December 31, 2013.  At June 30, 2009, none of the Company’s cash was in excess of federally insured limits.

  Concentrations of Credit Risk

Our financial instruments that are subject to credit risk consist primarily of cash. Cash is maintained with a financial institution, which has a high credit standing.

Short-Term Investment

The Analex common stock was fully liquidated during the first quarter of the year ended June 30, 2007 and the proceeds used to fund continuing operations.  Under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities , the Company had classified its investment in Analex as an “available-for-sale” security.  As a result, the investment was carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ deficit.  Realized gains and losses on sales of securities were included in earnings using the specific identification method.

           During the years ended June 30, 2009 and 2008, and for the period from October 1, 2006 through June 30, 2009, we reclassified unrealized gains to realized gains of $-0-, $-0- and $12,734 respectively, on the available-for-sale security included as a separate component of stockholders’ equity (deficit) due to the sale of securities.

Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes .  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

Stock-Based Compensation

Stock based compensation is accounted for in accordance with FASB Statement No. 123R (SFAS 123R), Share-Based Payment, amending SFAS 123.  The Company records as expense the fair value of equity-based compensation, including stock options, over the applicable vesting period.

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

During the years ended June 30, 2009 and 2008, and for the period from October 1, 2006 through June 30, 2009, we reclassified realized gains of $-0-, $-0- and $12,734, respectively.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by weighted average common shares outstanding.  Diluted EPS is computed similarly, except that it includes the assumed exercise of stock options as long as the effect is not anti-dilutive.  For the years ended June 30, 2009 and 2008, the effect of the assumed exercise of the stock options was anti-dilutive.

Subsequent Events

In preparing the financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on September 28, 2009.

Fair Value of Financial Instruments

Cash, accounts payable and other accrued expenses are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments.

Comparative Financial Statements

Certain amounts in the comparative financial statements have been reclassified from financial statements previously presented to conform to the 2009 financial statements.
Recently Issued Accounting Pronouncements

C

During the year ended June 30, 2009, there were several new accounting pronouncements issued by the FASB the most recent of which was SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles–a replacement of FASB Statement No.162.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

NOTE 3 – NOTE PAYABLE RELATED PARTIES

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2009.  As of June 30, 2009, accrued interest payable totaled $2,101 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2009.  As of June 30, 2009, accrued interest payable totaled $2,101 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of June 30, 2009, accrued interest payable totaled $2,924 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of June 30, 2009, accrued interest payable totaled $861 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of June 30, 2009, accrued interest payable totaled $1,839 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of June 30, 2009, accrued interest payable totaled $2,359 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of June 30, 2009, accrued interest payable totaled $3,025 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of June 30, 2009, accrued interest payable totaled $308 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

NOTE 4 – INCOME TAXES

The following table reconciles the Company’s statutory tax rate to the effective tax rate:

	Year ended June 30,
	2009			2008

Tax benefit (expense) at statutory rate	$38,000	34%	$16,383	34%
Reconciling items:

State income taxes	4,740	4%	1,927	4%
Expiration of NOL’s and other	(4,741)	(4)%	(655)	(1)%
V aluation allowance	(37,999)	(34)%	(17,655)	(37)%
Effective tax rate	$—	0%	$—	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets as of June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008

Deferred tax assets:
Net operating losses carryforwards	$416,898	$378,899

Total deferred tax assets	416,898	378,899

Deferred tax liabilities:	---0-	---0-

Total deferred tax liabilities	(-0-)	(-0-)

Net deferred tax asset	416,898	378,899
Valuation allowance	(416,898)	(378,899)
Deferred tax asset, net	$—	$—

A reconciliation of net loss per books with net loss per return is as follows
	June 30,
	2009	2008
Net loss, per books	$(111,762)	$(48,186)
Income subject to tax not recorded on the books:
(Income) expense recorded on the books not included on the return:
Net loss, per return	$(111,762)	$(48,186)

Income tax expense, per return	$	- 0 -	$	- 0 -
Available net operating loss (NOL) carryover from prior tax years		1,140,410		1,221,275
NOL generated		111,762		48,186
Total NOL carryover to future years		1,226,172		1,269,461
NOL expiring		-0-		155,051
NOL available to future years		$1,226,172		$1,140,410

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some, or all, of the deferred tax asset will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2009.  The net change in the valuation allowance during the year ended June 30, 2009 was an increase of $37,999, due primarily to the expiration of net operating loss carryovers.

As of June 30, 2009 we had net operating loss carryforwards for federal income tax purposes of approximately $1.2 million, which will expire through 2029.  Utilization of these net operating losses may be subject to limitations under IRC Section 382, in the event of significant changes in our stock ownership.  To the extent that we are able to utilize available tax loss carryforwards that arose from operations in tax years prior to June 30, 1996, any benefit realized will be credited to additional paid in capital.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company adopted FIN 48 effective July 1, 2007 and determined the adoption to have no effect on results of operations or financial position at or for the year ended June 30, 2009 or 2008. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

Note 5 – STOCKHOLDERS’ EQUITY

We had no issuances of common stock or preferred stock during the years ended June 30, 2009 and 2008.

Note 6 – STOCK OPTIONS

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

There were no stock options outstanding at June 30, 2009 and 2008.

Note 7 – STOCK WARRANTS

During the year ended June 30, 2007, we issued two (2) warrants as part of an incentive for two notes payable, related parties.  The warrants are for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  The warrants have a fair market value of $-0- using the Black Scholes method of calculation and the warrants expire in 2017.   We did not issue any warrants for the years ended June 30, 2009 and 2008.

Note 8 – SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended June 30, 2009 and 2008.

	Quarter Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009

General and administrative expenses	$30,839	$55,624	$7,301	$6,086
Other (expense) income	(1,685)	(2,963)	(3,495)	(3,769)
Net loss applicable to common shareholders	(32,524)	(58,587)	(10,796)	(9,855)

Net loss per share:
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Weighted average number of shares:
Basic	6,669,210	6,669,210	6,669,210	6,669,210
Diluted	6,669,210	6,669,210	6,669,210	6,669,210

	Quarter Ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008

General and administrative expenses	$20,126	$11,856	$8,511	$4,263
Other (expense) income	(540)	(695)	(1,059)	(1,136)
Net loss applicable to common shareholders’	(20,666)	(12,551)	(9,570)	(5,399)

Net loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares:
Basic	6,669,210	6,669,210	6,669,210	6,669,210
Diluted	6,669,210	6,669,210	6,669,210	6,669,210

Note 9 – COMMITMENTS AND CONTINGENCIES

On September 26, 2006, AMASYS signed an agreement to acquire all of the shares of common stock of World Mineral Corporation, a Nevada corporation (WMC) from WMC shareholders in exchange for an aggregate of 14,775,000 newly issued shares of AMASYS common stock.  WMC is managed by Private Capital Group, L.L.C., a significant shareholder of the Company.  During the year ended June 30, 2009, this agreement was terminated.

Note 10 – SUBSEQUENT EVENTS

On September 4, 2009, we executed a $15,000 note with C.W. Gilluly, pursuant to which C.W. Gilluly advanced us $15,000 at a rate of 12% per annum.  Principal and interest is due on or before December 31, 2010.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

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

(c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

 None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

 The following table contains information as of June 30, 2008 as to each Director of the Company:

Director
Name	Since	Age	Office Held
C.W. Gilluly, Ed.D.	1992	63	Chairman of the Board, President and Chief Executive Officer
Robert J. Lynch, Jr. (1, 2)	1992	76	Director
Thomas E. McMahan (1, 2)	1992	66	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee

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

Executive Officer

 As of June 30, 2009, the only executive officer of the Company who is not also a Director of the Company is S. Amber Gordon, the Corporate Secretary of the Company.

S. AMBER GORDON (54) was appointed corporate secretary and treasurer of the company in October 1996.  Ms. Gordon also serves as the Corporate Secretary of Comtex, a position she has held since May 1996.  Ms. Gordon has been the president of S.A. Gordon Enterprises, Inc., a financial relations and marketing communications firm, since 1985.  Ms. Gordon also served in senior management positions, the most recent of which was Executive Vice President of Analex, an information technology company serving the intelligence community, from June 1991 through August 2000.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended June 30, 2009 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer, during the fiscal year ended June 30, 2009.  Neither Dr. Gilluly nor any other officer receives compensation in excess of $100,000 per year.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Options Granted	All Other Compensation
C.W. Gilluly (1), Chairman	2009	—	—	—	—
	2008 2007 2006	— $12,000 $36,000	— — —	— — —	— $487 $6,805

(1)	Dr. Gilluly did not receive any salary from 1992 through fiscal 2003. In 1996, he received a grant of stock options, described below.

Stock Option Grants

No stock options were granted during the fiscal year ended June 30, 2009.  In accordance with the Company’s Stock Option Plan, Dr. Gilluly received a grant of 350,000 options in November 1996, at an exercise price of $0.01 per share.  On November 15, 2006, Dr. Gilluly exercised his options to purchase 350,000 restricted shares (out of a total of 900,000 options) and the Company issued 350,000 restricted shares to him.  The remaining 550,000 options expired on November 16, 2006.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of June 30, 2009.

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

Compensation of Directors

           The Company pays non-employee members of the Board $1,000 per quarter, $500 per board meeting, and $250 per audit committee meeting, plus travel expenses incurred in connection with attendance at Board meetings.  During fiscal year 2009, each of the Company’s non-employee Directors received compensation as shown below for services rendered to the Company.

Director Compensation

Name	Fees earned or paid in cash ($) (1)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert J. Lynch, Jr.	$4,000	--	--	---	---	---	$4,000
Thomas E. McMahan	$4,000	--	--	---	---	---	$4,000

Fees earned or paid in cash represents annual fees, annual retainer and committee fees paid to Directors.

Employment Agreements

           We have no employment agreements.

Compensation Committee Report on Executive Compensation

Compensation for the President and Chief Executive Officer

The Committee reports that during the fiscal year ended June 30, 2009, Dr. Gilluly received payment of $-0- as compensation for his services as President and Chief Executive Officer of the Company.

 Submitted by the Compensation Committee

Robert J. Lynch, Jr.
Thomas E. McMahan

Compensation Committee Interlocks and Insider Participation

None

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of June 30, 2009, regarding the beneficial ownership of the Company’s Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), of more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see “Executive Compensation”) and (iv) all executive officers and Directors of the Company as a group.  Unless otherwise indicated, the address of each named beneficial owner is c/o AMASYS Corp., 625 North Washington Street, Suite 301, Alexandria, Virginia 22314.  Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Tepco Ltd. The Continental Building 25 Church Street, Hamilton HM 12, Bermuda	2,069,080	23.87%
Private Capital Group, LLC Two Grand Central Tower 140 E. 45 th Street, Suite 15C New York, NY 10017	2,000,000	23.07
C.W. Gilluly, Chairman and CEO	2,427,048	28.0
Robert J. Lynch, Jr., Director	6,245 (2)	*
Thomas E. McMahan, Director	27,043	*
Joshua Angel c/o Herrick, Feinstein LLP 2 Park Avenue New York, NY 10016	191,578	2.21
Bruce Frankel Estate c/o Cole, Schotz PA 900 Third Ave, 16 th Floor New York, NY 10022	128,901	1.49
All Directors and Executive Officers as a group (4 persons)	2,460,991	28.39
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

Item 14.  Principal Accountant Fees and Services

Audit Fees

 During the fiscal year ended June 30, 2009 and 2008 , we paid our principal accountant approximately $42,950 and $25,000, respectively for auditing services they performed throughout those years.

  Tax Fees

During 2008, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

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

1. Audit services include audit work performed of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

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

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of June 30, 2009 and 2008.

Statements of Operations for the year ended June 30, 2009, for the year ended June 30, 2008 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2009.

Statements of Stockholders’ Equity (Deficit) for the year ended June 30, 2009, for the year ended June 30, 2008 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2009.

Statements of Cash Flows for the year ended June 30, 2009, for the year ended June 30, 2008 and for the period October 1,2006 (date of entering Development Stage) through June 30, 2009.

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
Date: September 28, 2009
By : /s/ C.W. GILLULY
C.W. Gilluly
President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature                                             Title                               Date

/s/ C.W. Gilluly                                 Chairman                    September 28, 2009
C.W. Gilluly, Ed.D.                           and Director

/s/ Robert J. Lynch, Jr.                     Director                        September 28, 2009
Robert J. Lynch, Jr.

/s/ Thomas E. McMahan                 Director                        September 28, 2009
Thomas E. McMahan