Form 10-Q
period 2009-09-30
AMASYS CORP
filed 2009-11-12
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2009

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
YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).
YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2009
Common Stock, $.01 par value	6,669,210

AMASYS CORPORATION

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheets — September 30, 2009 (Unaudited) and June 30, 2009	3
	Statements of Operations (Unaudited) — Three months ended September 30, 2009 and 2008 and the period from entering development stage (October 1, 2006) through September 30, 2009	4
	Statements of Cash Flows (Unaudited) — Three months ended September 30, 2009 and 2008 and the period from entering development stage (October 1, 2006) through September 30, 2009	5
	Notes to Financial Statements	6-8
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9-12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4T.	CONTROLS AND PROCEDURES	13
PART II	OTHER INFORMATION	13

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30,	June 30,
	2009	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$10,328	$348

TOTAL CURRENT ASSETS	10,328	348
TOTAL ASSETS	$10,328	$348

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$28,840	$17,500
Accounts payable, related parties	24,500	23,500
Notes payable and accrued interest, related parties	164,503	145,539
TOTAL CURRENT LIABILITIES	217,843	186,539

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 6,669,210 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively	66,692	66,692
Additional paid in capital	317,045	317,045
Accumulated deficit (including $227,490 accumulated during development stage)	(591,252)	(569,928)
TOTAL STOCKHOLDERS’ DEFICIT	(207,515)	(186,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,328	$348

The accompanying notes are an integral part of the financial statements.

AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,			Period from entering Development Stage (October 1, 2006) through September 30, 2009
	2009		2008
REVENUES	$ -		$ -	$ -
COST OF SALES	-		-	-
GROSS PROFIT	-		-	-
OPERATING EXPENSES
General and administrative expenses	17,360		30,839	200,580
Total operating expenses	17,360		30,839	200,580
LOSS FROM OPERATIONS	(17,360)		(30,839)	(200,580)
OTHER INCOME (EXPENSE):
Interest expense	(3,964)		(1,685)	(19,644)
Stock issued for loans	-		-	(20,000)
Gain on sale of short term investment	-		-	12,734
Total other expense	(3,964)		(1,685)	(26,910)

LOSS BEFORE PROVISION FOR INCOME TAXES	(21,324)		(32,524)	(227,490)

Provision for income taxes		-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(21,324)		$(32,524)	$ (227,490)

NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)		$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	6,669,210		6,669,210

The accompanying notes are an integral part of the financial statements.

  AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,		Period from entering Development Stage (October 1, 2006) through September 30, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,324)	$(32,524)	$ (227,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loans	-	-	20,000
Gain on sale of short term investment	-	-	(12,734)
Changes in operating assets and liabilities
Accounts payable and accrued expenses	15,304	10,210	21,261
Accounts payable, related parties	1,000	2,000	16,972
Net cash used in operating activities	(5,020)	(20,314)	(181,991)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	-	-	40,570
Net cash provided by investing activities	-	-	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	3,500
Proceeds from notes payable, related parties	15,000	25,000	145,000
Net cash provided by financing activities	15,000	25,000	148,500
NET INCREASE IN CASH	9,980	4,686	7,079
CASH, Beginning of period	348	698	3,249
CASH, End of period	$10,328	$5,384	$ 10,328

	Three Months Ended September 30,		Period from entering Development Stage (October 1, 2006) through September 30, 2009
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$—	$—	$ —
Income taxes	$—	$—	$ —

The accompanying notes are an integral part of the financial statements.

AMASYS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2009 included in our Annual Report on Form 10-K. The results of the three month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending June 30, 2010.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $591,252 at September 30, 2009.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Development Stage Activities - Since we redeemed and converted all of the outstanding Series A Preferred Stock of Comtex at the end of September 2006, starting October 1, 2006 we have not conducted any business operations. All of our operating results and cash flows reported in the accompanying financial statements from October 1, 2006 are considered to be those related to development stage activities and represent the cumulative amounts from its development stage activities required to be reported.

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

Income Taxes — The Company accounts for income taxes in accordance with ASC Topic 740.  Deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized.

Stock-Based Compensation — The Company accounts for stock based compensation in accordance with ASC Topic 718.  ASC Topic 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. Awards are measured at their grant date fair value. Stock based compensation expense is to be recognized on awards ultimately vested and expected to vest, therefore, the amount recognized must be reduced for estimated forfeitures.  Forfeitures must be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those original estimates.

Net Income (Loss) Per Share — Basic net income (loss) and diluted loss per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.

Concentration of Credit Risk — Financial instruments that potentially subject us to a concentration of credit risk consist of cash.  We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Subsequent Events - In preparing the financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 10, 2009.

Fair Value of Financial Instruments — Our financial instruments consist of cash, accounts payable, and notes payable.  The carrying values of cash, accounts payable, and notes payable are representative of their fair values due to their short-term maturities.

Comparative Financial Statements – Certain amounts in the comparative financial statements have been reclassified from financial statements previously presented to confirm to the current period financial statements.

Fair Value Measurements and Disclosures - ASC Topic 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s adoption of fair value measurements and disclosures did not have a material impact on the financial statements and financial statement disclosures.

Recent Accounting Pronouncements - Several new accounting pronouncements have been issued by the FASB, the most recent of which was an update to ASC Topic 105 where the FASB Accounting Standards Codification (“ASC”) became the source for authoritative U.S. GAAP for financial statements issued for interim and annual periods ending after September 15, 2009.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

NOTE 2 – NOTE PAYABLE RELATED PARTIES

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2009.  As of September 30, 2009, accrued interest payable totaled $2,354 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2009.  As of September 30, 2009, accrued interest payable totaled $2,354 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of September 30, 2009, accrued interest payable totaled $3,377 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of September 30, 2009, accrued interest payable totaled $1,011 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of September 30, 2009, accrued interest payable totaled $2,293 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of September 30, 2009, accrued interest payable totaled $3,121 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of September 30, 2009, accrued interest payable totaled $4,234 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  As of September 30, 2009, accrued interest payable totaled $628 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the quarter ended September 30, 2009, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of September 30, 2009, accrued interest payable totaled $131 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

NOTE 3 – STOCK WARRANTS

During the year ended June 30, 2007, we issued two warrants as part of an incentive for two notes payable, related parties.  The warrants are for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  The warrants have a fair market value of $-0- using the Black Scholes method of calculation and the warrants expire in 2017.

NOTE 4 – SUBSEQUENT EVENTS

On October 29, 2009 the Company executed a $5,000 note with C.W. Gilluly, pursuant to which C.W. Gilluly advanced us $5,000 at a rate of 12% per annum. The note is unsecured and has a due date of December 31, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended June 30, 2009 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended June 30, 2009 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Derivatives

ASC Topic 815 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded on the balance sheet at fair value.  Additionally, the accounting for changes in fair value depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity.  Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized currently in earnings.

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

For the Three Months Ended September 30, 2009 and 2008

Results of Operations

General and Administrative Expenses

General and administrative expenses were $17,360 and $30,839 for the three months ended September 30, 2009 and 2008, respectively.  The decrease in general and administrative expenses was mainly due to the reduction in professional fees associated with audit and accounting fees for our various SEC filings.

Other Income (Expense)

Other income (expense) was $(3,964) and $(1,685) for the three months ended September 30, 2009 and 2008, respectively, an increase of $2,279.  The increase is primarily due to the additional interest expense incurred on our additional notes payable, related parties.

Liquidity and Capital Resources

Net cash used in operating activities was $5,020 and $20,314 in the three months ended September 30, 2009 and 2008, respectively.  The decrease was primarily due to the reduction in our net loss for the three months ended September 30, 2009 compared to 2008 and the increase in our accounts payable and accrued expenses.

Net cash provided by investing activities was $-0- and $-0- in the three months ended September 30, 2009 and 2008, respectively.

Net cash provided by financing activities was $15,000 and $25,000 in the three months ended September 30, 2009 and 2008, respectively.  The decrease in cash provided by financing activities was due to the reduction in proceeds from a note payable, related party.

We suffered recurring losses from operations and have an accumulated deficit of $591,252 at September 30, 2009.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of September 30, 2009, we had an accumulated deficit of $591,252.   We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

ITEM 4T - CONTROLS AND PROCEDURES

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

AMASYS CORPORATION

Date: November 10, 2009	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.