Form 10-Q
period 2009-12-31
AMASYS CORP
filed 2010-02-11
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2009

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2010
Common Stock, $.01 par value	6,669,210

AMASYS CORPORATION

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheets — December 31, 2009 (Unaudited) and June 30, 2009	3
	Statements of Operations (Unaudited) — Three and six months ended December 31, 2009 and 2008 and the period from entering development stage (October 1, 2006) through December 31, 2009	4
	Statements of Cash Flows (Unaudited) — Six months ended December 31, 2009 and 2008 and the period from entering development stage (October 1, 2006) through December 31, 2009	5
	Notes to Financial Statements	6-8
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9-12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4T.	CONTROLS AND PROCEDURES	13
PART II	OTHER INFORMATION	13

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	December 31,	June 30,
	2009	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$518	$348

TOTAL CURRENT ASSETS	518	348
TOTAL ASSETS	$518	$348

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$21,099	$17,500
Accounts payable, related parties	24,500	23,500
Notes payable and accrued interest, related parties	173,893	145,539
TOTAL CURRENT LIABILITIES	219,492	186,539

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 6,669,210 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	66,692	66,692
Additional paid in capital	317,045	317,045

Accumulated deficit (including $238,949 accumulated during development stage)	(602,711)	(569,928)
TOTAL STOCKHOLDERS’ DEFICIT	(218,974)	(186,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$518	$348

The accompanying notes are an integral part of the financial statements.

AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from entering Development Stage (October 1, 2006) through December 31,
	2009	2008	2009	2008	2009
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-
OPERATING EXPENSES:
General and administrative expenses	7,070	55,624	24,430	86,463	207,650
Total operating expenses	7,070	55,624	24,430	86,463	207,650
LOSS FROM OPERATIONS	(7,070)	(55,624)	(24,430)	(86,463)	(207,650)
OTHER INCOME (EXPENSE):
Interest expense	(4,389)	(2,963)	(8,353)	(4,648)	(24,033)
Loss on extinguishment of debt	-	-	-	-	(20,000)

Gain on sale of short term investment	-	-	-	-	12,734
Total other expense	(4,389)	(2,963)	(8,353)	(4,648)	(31,299)
LOSS BEFORE PROVISION FOR INCOME TAXES	(11,459)	(58,587)	(32,783)	(91,111)	(238,949)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(11,459)	$(58,587)	$(32,783)	$(91,111)	$(238,949)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	6,669,210	6,669,210	6,669,210	6,669,210

The accompanying notes are an integral part of the financial statements.

  AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
			Period from entering Development Stage (October 1, 2006) through December 31,
	Six Months Ended December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,783)	$(91,111)	$(238,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loans	-	-	20,000
Gain on sale of short term investment	-	-	(12,734)

Changes in operating assets and liabilities;
Accounts payable and accrued expenses	11,953	4,648	17,910
Accounts payable, related parties	1,000	22,000	16,972
Net cash used in operating activities	(19,830)	(64,463)	(196,801)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	-	-	40,570
Net cash provided by investing activities	-	-	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	3,500
Proceeds from notes payable, related parties	20,000	65,000	150,000
Net cash provided by financing activities	20,000	65,000	153,500
NET INCREASE IN CASH	170	537	(2,731)
CASH, Beginning of period	348	698	3,249
CASH, End of period	$518	$1,235	$518
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2009 included in our Annual Report on Form 10-K. The results of the six month period ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year ending June 30, 2010.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $602,711 at December 31, 2009.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

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

Subsequent Events - In preparing the financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2009, up until the issuance of the financial statements, which occurred on February 11, 2010.

Fair Value of Financial Instruments — Our financial instruments consist of cash, accounts payable, accrued expenses and notes payable.  The carrying values of cash, accounts payable, accrued expenses and notes payable are representative of their fair values due to their short-term maturities.

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

Recent Accounting Pronouncements - Several new accounting pronouncements have been issued by the FASB.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

NOTE 2 – NOTE PAYABLE RELATED PARTIES

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2010.  As of December 31, 2009, accrued interest payable totaled $2,606 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2010.  As of December 31, 2009, accrued interest payable totaled $2,606 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of December 31, 2009, accrued interest payable totaled $3,831 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

            During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of December 31, 2009, accrued interest payable totaled $1,162 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of December 31, 2009, accrued interest payable totaled $2,746 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of December 31, 2009, accrued interest payable totaled $3,877 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of December 31, 2009, accrued interest payable totaled $5,444 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of December 31, 2009, accrued interest payable totaled $930 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the quarter ended September 30, 2009, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of December 31, 2009, accrued interest payable totaled $582 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the quarter ended December 31, 2009, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of December 31, 2009, accrued interest payable totaled $109 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

NOTE 3 – STOCK WARRANTS

During the year ended June 30, 2007, we issued two warrants as part of an incentive for two notes payable, related parties.  The warrants are for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  The warrants have a fair market value of $-0- using the Black Scholes method of calculation and the warrants expire in 2017.

NOTE 4 – SUBSEQUENT EVENTS

On January 22, 2010 the Company executed a $5,000 note with C.W. Gilluly, pursuant to which C.W. Gilluly advanced us $5,000 at a rate of 12% per annum. The note is unsecured and has a due date of December 31, 2010.

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

For the Three and Six Months Ended December 31, 2009 and 2008

Results of Operations

General and Administrative Expenses

General and administrative expenses were $7,070 and $55,624 for the three months ended December 31, 2009 and 2008, respectively and $$24,430 and $86,463 for the six months ended December 31, 2009 and 2008, respectively.  The decrease in general and administrative expenses for the periods stated above was mainly due to the reduction in professional fees associated with audit and accounting fees for our various SEC filings.

Other Income (Expense)

Other income (expense) was $(4,389) and $(2,963) for the three months ended December 31, 2009 and 2008, respectively, and $(8353) and $(4,648) for the six months ended December 31, 2009 and 2008, respectively.  The increase for the periods stated above is due to the additional interest expense incurred on our additional notes payable, related parties.

Liquidity and Capital Resources

Net cash used in operating activities was $19,830 and $64,463 in the six months ended December 31, 2009 and 2008, respectively.  The decrease was primarily due to the reduction in our net loss for the six months ended December 31, 2009 compared to 2008 and the increase in our accounts payable and accrued expenses.

Net cash provided by investing activities was $-0- and $-0- in the six months ended December 31, 2009 and 2008, respectively.

Net cash provided by financing activities was $20,000 and $65,000 in the six months ended December 31, 2009 and 2008, respectively.  The decrease in cash provided by financing activities was due to the reduction in proceeds from notes payable, related parties.

We suffered recurring losses from operations and have an accumulated deficit of $602,711 at December 31, 2009.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of December 31, 2009, we had an accumulated deficit of $602,711.  We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell our common stock following periods of volatility because of the market's adverse reaction to volatility. Other factors that could cause such volatility may include, among other things are announcements concerning our strategy, litigation and general market conditions.

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

PART II - OTHER INFORMATION

ITEM 6.	Exhibits
	31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMASYS CORPORATION

Date: February 11, 2010	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.