Form 10-Q
period 2010-03-31
AMASYS CORP
filed 2010-05-07
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2010

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2010
Common Stock, $.01 par value	6,669,210

AMASYS CORPORATION

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheets — March 31, 2010 (Unaudited) and June 30, 2009	3
	Statements of Operations (Unaudited) — Three and nine months ended March 31, 2010 and 2009 and the period from entering development stage (October 1, 2006) through March 31, 2010	4
	Statements of Cash Flows (Unaudited) — Nine months ended March 31, 2010 and 2009 and the period from entering development stage (October 1, 2006) through March 31, 2010	5
	Notes to Financial Statements	6-8
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9-12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4T.	CONTROLS AND PROCEDURES	13
PART II	OTHER INFORMATION	13

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	March 31,	June 30,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$97	$348

TOTAL CURRENT ASSETS	97	348
TOTAL ASSETS	$97	$348

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$22,750	$17,500
Accounts payable, related parties	24,500	23,500
Notes payable and accrued interest, related parties	183,435	145,539
TOTAL CURRENT LIABILITIES	230,685	186,539

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 6,669,210 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	66,692	66,692
Additional paid in capital	317,045	317,045

Accumulated deficit (including $250,563 accumulated during development stage)	(614,325)	(569,928)
TOTAL STOCKHOLDERS’ DEFICIT	(230,588)	(186,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$97	$348

The accompanying notes are an integral part of the financial statements.

AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from entering Development Stage (October 1, 2006) through March 31,
	2010	2009	2010	2009	2010
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-
OPERATING EXPENSES:
General and administrative expenses	5,070	7,301	31,501	93,764	214,721
Total operating expenses	5,070	7,301	31,501	93,764	214,721
LOSS FROM OPERATIONS	(5,070)	(7,301)	(31,501)	(93,764)	(214,721)
OTHER INCOME (EXPENSE):
Interest expense	(4,542)	(3,495)	(12,896)	(8,143)	(28,576)
Loss on extinguishment of debt	-	-	-	-	(20,000)

Gain on sale of short term investment	-	-	-	-	12,734
Total other expense	(4,542)	(3,495)	(12,896)	(8,143)	(35,842)
LOSS BEFORE PROVISION FOR INCOME TAXES	(9,612)	(10,796)	(44,397)	(101,907)	(250,563)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(9,612)	$(10,796)	$(44,397)	$(101,907)	$(250,563)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	6,669,210	6,669,210	6,669,210	6,669,210

The accompanying notes are an integral part of the financial statements.

  AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
			Period from entering Development Stage (October 1, 2006) through March 31, 2010
	Nine Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,397)	$(101,907)	$(250,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loans	-	-	20,000
Gain on sale of short term investment	-	-	(12,734)

Changes in operating assets and liabilities;
Accounts payable and accrued expenses	18,146	23,142	24,103
Accounts payable, related parties	1,000	8,000	16,972
Net cash used in operating activities	(25,251)	(70,765)	(202,222)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	-	-	40,570
Net cash provided by investing activities	-	-	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	3,500
Proceeds from notes payable, related parties	25,000	75,000	155,000
Net cash provided by financing activities	25,000	75,000	158,500
NET INCREASE (DECREASE) IN CASH	(251)	4,235	(3,152)
CASH, Beginning of period	348	698	3,249
CASH, End of period	$97	$4,933	$97
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2009 included in our Annual Report on Form 10-K. The results of the nine month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending June 30, 2010.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $614,325 at March 31, 2010.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

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

Subsequent Events - In preparing the financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after March 31, 2010, up until the issuance of the financial statements, which occurred on May 7, 2010.

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

NOTE 2 – NOTE PAYABLE RELATED PARTIES

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2010.  As of March 31, 2010, accrued interest payable totaled $2,858 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2010.  As of March 31, 2010, accrued interest payable totaled $2,858 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of March 31, 2010, accrued interest payable totaled $4,285 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

            During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of March 31, 2010, accrued interest payable totaled $1,313 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of March 31, 2010, accrued interest payable totaled $3,200 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of March 31, 2010, accrued interest payable totaled $4,633 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of March 31, 2010, accrued interest payable totaled $6,654 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of March 31, 2010, accrued interest payable totaled $1,233 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the quarter ended September 30, 2009, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of March 31, 2010, accrued interest payable totaled $1,036 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the quarter ended December 31, 2009, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of March 31, 2010, accrued interest payable totaled $255 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the quarter ended March 31, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of March 31, 2010, accrued interest payable totaled $110 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

NOTE 3 – STOCK WARRANTS

During the year ended June 30, 2007, we issued two warrants as part of an incentive for two notes payable, related parties.  The warrants are for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  The warrants have a fair market value of $-0- using the Black Scholes method of calculation and the warrants expire in 2017.

NOTE 4 – SUBSEQUENT EVENTS

On April 12, 2010 the Company executed a $5,000 note with C.W. Gilluly, pursuant to which C.W. Gilluly advanced us $5,000 at a rate of 12% per annum. The note is unsecured and has a due date of December 31, 2010.

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

For the Three and Six Months Ended December 31, 2009 and 2008

Results of Operations

General and Administrative Expenses

General and administrative expenses were $5,070 and $7,301 for the three months ended March 31, 2010 and 2009, respectively and $31,501 and $93,764 for the nine months ended March 31, 2010 and 2009, respectively.  The decrease in general and administrative expenses for the periods stated above was mainly due to the reduction in professional fees associated with audit and accounting fees for our various SEC filings.

Other Income (Expense)

Other income (expense) was $(4,542) and $(3,495) for the three months ended March 31, 2010 and 2009, respectively, and $(12,896) and $(8,143) for the nine months ended March 31, 2010 and 2009, respectively.  The increase for the periods stated above is due to the additional interest expense incurred on our additional notes payable, related parties.

Liquidity and Capital Resources

Net cash used in operating activities was $25,251 and $70,765 in the nine months ended March 31, 2010 and 2009, respectively.  The decrease was primarily due to the reduction in our net loss for the nine months ended March 31, 2010 compared to 2009 and the increase in our accounts payable and accrued expenses.

Net cash provided by investing activities was $-0- and $-0- in the nine months ended March 31, 2010 and 2009, respectively.

Net cash provided by financing activities was $25,000 and $75,000 in the nine months ended March 31, 2010 and 2009, respectively.  The decrease in cash provided by financing activities was due to the reduction in proceeds from notes payable, related parties.

We suffered recurring losses from operations and have an accumulated deficit of $614,325 at March 31, 2010.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of March 31, 2010, we had an accumulated deficit of $614,325.  We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

AMASYS CORPORATION

Date: May 7, 2010	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.