Form 10-K
period 2010-06-30
AMASYS CORP
filed 2010-08-13
CIK 1023198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant's most recently completed fiscal year was zero (based on the closing sales price of the registrant's common stock on that date).   As of August 12, 2010, 6,669,210 shares of the common stock of the registrant were outstanding.

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

On July 2, 2001, we filed the following reports with the Securities and Exchange Commission (the “SEC”):  Annual Report on Form 10-K for the year ended June 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000; the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.  Prior to these filings, we had not filed reports with the SEC except for a Form 8-A, filed in October 1996, for registration of its common and preferred shares of stock, and a Form 12B-25, filed in December 1996, in which it disclosed that it was unable to file its Form 10-Q for the quarter ended December 31, 1996 because of the difficulty associated with the preparation of our initial financial statements as successor to Infotech.  The Annual Report on Form 10-K for the year ended June 30, 2002 was timely filed.  The Annual Report on Form 10-K for the year ended June 30, 2003 was filed on November 7, 2003.  The Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 was filed on February 20, 2004 pursuant to a Form 12b-25 filed on February 17, 2004.  The Annual Report on Form 10-KSB for the year ended June 30, 2004 was filed on October 7, 2004 pursuant to a Form 12b-25 filed on September 27, 2004.  The Annual Report on Form 10-KSB for the year ended June 30, 2005 was filed on September 28, 2005 and was amended on January 19, 2007 and March 22, 2007.  The Annual Report on Form 10-KSB for the year ended June 30, 2006 was filed on October 9, 2007.  The Annual Report on Form 10-KSB for the year ended June 30, 2007 was filed on October 10, 2008. The Annual Report on Form 10-K for the year ended June 30, 2008 was filed on November 10, 2008.  The Annual Report on Form 10-K for the year ended June 30, 2009 was filed on September 28, 2009.  All of our subsequent quarterly reports through the March 31, 2010 reporting period have been filed with the SEC.

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

Since we redeemed and converted all of our outstanding Series A Preferred Stock at the end of September 2006, starting October 1, 2006 we have not conducted any business operations.  All of our operating results and cash flows reported in the accompanying financial statements from October 1, 2006 are considered to be those related to development stage activities and represent the 'cumulative from entering developmental stage' amounts from its development stage activities required to be reported pursuant to Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”.

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

We have a history of incurring losses from operations. As of June 30, 2010, we had an accumulated deficit of $625,129.   We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended June 30, 2010.

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

Shareholders

The approximate number of holders of record of our Common Stock as of August 12, 2010 was 474.

Dividends

We have never declared or paid a cash dividend on its Common Stock and do not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.

 Equity Compensation Plan Information

Set forth below is certain information as of June 30, 2010 regarding equity compensation to our directors and executive officers that has been approved by stockholders.

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

	Year Ended June 30,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenues	$--	$--	$--	$--	$--
Cost of revenues	--	--	--	--	--
Gross profit (loss)	--	--	--	--	--
Other income (expense)	(17,475)	(11,912)	(3,430)	(317,618)	491,417
General and administrative expense	37,726	99,850	44,756	92,362	209,886

Net income (loss)	$(55,201)	$(111,762)	$(48,186)	$(409,980)	$281,531

Net income (loss) per share:
Basic	$(0.01)	$(0.02)	$(0.01)	$(0.10)	$0.08
Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.10)	$0.07

	As of June 30,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash	$122	$348	$698	$7,862	$11,620
Total assets	122	348	698	8,562	1,178,263
Total long-term liabilities	--	--	--	20,197	--
Total stockholders’ equity (deficit)	$(241,392)	$(186,191)	$(74,429)	$(26,243)	$1,144,270

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

Results of Operations

Comparison of the fiscal year ended June 30, 2010 to the fiscal year ended June 30, 2009

We had a net loss of $55,201 for the year ended June 30, 2010 compared to a net loss of $111,762 for the year ended June 30, 2009.  The change is explained below.

General and administrative costs:  G&A expenses decreased approximately $62,000 to $37,726 in fiscal year 2010 primarily due to a decrease in professional fees.

Other income (expense) :  Other income (expense) increased $5,563 from other expense of $11,912 in fiscal year 2009 to other expense of $17,475 in fiscal year 2010, primarily due to the increased interest charges the Company has incurred while borrowing funds from related parties as our sole source of funding.

Liquidity and Capital Resources

We have had minimal operating activity since commencing operations in 1996 and are now relying on loans from related parties as funding sources since we can no longer expect to meet our short-term obligations.

Net cash used in operating activities was $30,226 and $75,350 in the years ended June 30, 2010 and 2009, respectively.

Net cash from investing activities was $0 and $0 in the years ended June 30, 2010 and 2009, respectively.

Net cash provided by financing activities as $30,000 and $75,000 in the years ended June 30, 2010 and 2009, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $625,129 at June 30, 2010.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

Commitments and Contractual Obligations

As of June 30, 2010, we have no contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. No unaudited quarterly operating data is included in this Form 10-K as we conducted no operations from entering development stage through June 30, 2010.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2010, we had outstanding notes payable totaling $160,000 plus accrued interest to two related parties. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would have a material effect on our annual interest expense, our results of operations or financial condition as we rely on these notes to sustain our operations.  Since we do not have transactions in foreign currencies, we do not consider it necessary to hedge against currency risk.

Item 8.

   Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

AMASYS CORPORATION
(a development stage company)

Report of Independent Registered Public Accounting Firm.	10

Balance Sheets as of June 30, 2010 and 2009.	11

Statements of Operations for the years ended June 30, 2010 and 2009 and for the period October 1, 2006 (date of entering development stage) through June 30, 2010.	12

Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2010 and 2009 and for the period October 1, 2006 (date of entering development stage) through June 30, 2010.	13

Statements of Cash Flows for the years ended June 30, 2010 and 2009 and for the period October 1, 2006 (date of entering development stage) through June 30, 2010.	14

Notes to Financial Statements.	15-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
 AMASYS Corporation

We have audited the accompanying balance sheets of AMASYS Corporation (a development stage company) (the “Company”) as of June 30, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended June 30, 2010 and 2009 and for the period October 1, 2006 through June 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMASYS Corporation at June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2010 and for the period October 1, 2006 (date of entering development stage) through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

TURNER, STONE & COMPANY, L.L.P.
 Dallas, Texas
 August 12, 2010

AMASYS Corporation
(a development stage company)
Balance Sheets

	June 30,	June 30,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$122	$348

TOTAL ASSETS	$122	$348

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$24,000	$17,500
Accounts payable, related parties	24,500	23,500
Notes payable and accrued interest, related parties	193,014	145,539
TOTAL CURRENT LIABILITIES	241,514	186,539

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and 2009, respectively	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 6,669,210 shares issued and outstanding at June 30, 2010 and 2009, respectively	66,692	66,692
Additional paid in capital	317,045	317,045
Accumulated deficit (including $261,367 accumulated during development stage)	(625,129)	(569,928)
Total stockholders’ deficit	(241,392)	(186,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$122	$348

The accompanying notes are an integral part of the financial statements.

AMASYS Corporation
(a development stage company)
Statements of Operations

	Year Ended June 30,		Period from October 1, 2006 (date of entering development stage) through June 30, 2010
	2010	2009
REVENUES	$—	$—	$—
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES
General and administrative expenses	37,726	99,850	220,946
Total operating expenses	37,726	99,850	220,946
LOSS FROM OPERATIONS	(37,726)	(99,850)	(220,946)
OTHER INCOME (EXPENSE):
Interest expense	(17,475)	(11,912)	(33,155)
Stock issued for loans	—	—	(20,000)
Gain on sale of investment	—	—	12,734

Total other expense	(17,475)	(11,912)	(40,421)

LOSS BEFORE PROVISION FOR INCOME TAXES	(55,201)	(111,762)	(261,367)

Provision for income taxes	—	—	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(55,201)	$(111,762)	$(261,367)

NET LOSS PER SHARE OF COMMON STOCK
EPS – Basic and diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	6,669,210	6,669,210

The accompanying notes are an integral part of the financial statements.

AMASYS Corporation
(a development stage company)
Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	(Accumulated Deficit) Retained Earnings	Accumulated Deficit During Development Stage	Total Stockholders’ Equity (Deficit)
Balance – October 1, 2006	--	$--	--	$--	$317,045	$37,773	$(363,762)	$--	$57,748

Recognition of loss on sale of marketable equity securities	--	--	--	--	--	(37,773)	--	--	(37,773)

Net loss	--	--	--	--	--	--	--	(46,218)	(46,218)
Comprehensive loss									(83,991)
Balance – June 30, 2007	--	$--	6,669,210	$66,692	$317,045	$--	$(363,762)	$(46,218)	$(26,243)

Net loss	--	--	--	--	--	--	--	(48,186)	(48,186)

Balance – June 30, 2008	--	$--	6,669,210	$66,692	$317,045	$--	$(363,762)	$(94,404)	$(74,429)

Net loss	--	--	--	--	--	--	--	(111,762)	(111,762)

Balance – June 30, 2009	--	$--	6,669,210	$66,692	$317,045	$--	$(363,762)	$(206,166)	$(186,191)

Net Loss								(55,201)	(55,201)

Balance – June 30, 2010	--	$--	6,669,210	$66,692	$317,045	$--	$(363,762)	$(261,367)	$(241,392)

The accompanying notes are an integral part of the financial statements.

AMASYS Corporation
(a development stage company)
Statements of Cash Flows

	Year Ended June 30,		Period from October 1, 2006 (date of entering development stage) through June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,201)	$(111,762)	$(261,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loans	—	—	20,000
Gain on sale of short term investment	—	—	(12,734)
Changes in operating assets and liabilities:
Accounts payable, related parties	1,000	8,000	16,972
Accounts payable and accrued expenses	23,975	28,412	29,932
Net cash used in operating activities	(30,226)	(75,350)	(207,197)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short term investment	—	—	40,570
Net cash provided by investing activities	—	—	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	3,500
Proceeds from notes payable, related parties	30,000	75,000	160,000
Net cash provided by financing activities	30,000	75,000	163,500
NET DECREASE IN CASH	(226)	(350)	(3,127)
CASH Beginning of period	348	698	3,249
CASH End of period	$122	$348	$122

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	—	—	—

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

Basis of Presentation and Going Concern Uncertainty

Our financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained losses and as of June 30, 2010, we have no business operations and have a net working capital deficiency.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business.  Until such time, we anticipate our working capital needs will be funded through notes from our major stockholders.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since we redeemed and converted all of our outstanding Series A Preferred Stock at the end of September 2006, starting October 1, 2006 we have not conducted any business operations. All of our operating results and cash flows reported in the accompanying financial statements from October 1, 2006 through June 30, 2010 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

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

Cash and cash flows

The Company maintains deposits in a financial institution.  The Federal Deposit Insurance Corporation provides coverage for interest bearing  and non interest bearing transaction accounts of up to $250,000 through December 31, 2013.  At June 30, 2010, none of the Company’s cash was in excess of federally insured limits.

  Concentrations of Credit Risk

Our financial instruments that are subject to credit risk consist primarily of cash. Cash is maintained with a financial institution, which has a high credit standing.

Short-Term Investment

The Analex common stock was fully liquidated during the first quarter of the year ended June 30, 2007 and the proceeds used to fund continuing operations.  Under ASC Topic 320, Investments in Debt and Equity Securities , the Company had classified its investment in Analex as an “available-for-sale” security.  As a result, the investment was carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ deficit.  Realized gains and losses on sales of securities were included in earnings using the specific identification method.

During the years ended June 30, 2010 and 2009, and for the period from October 1, 2006 through June 30, 2010, we reclassified unrealized gains to realized gains of $-0-, $-0- and $12,734 respectively, on the available-for-sale security included as a separate component of stockholders’ equity (deficit) due to the sale of securities.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes.  Under this standard, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when we cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

Stock-Based Compensation

Stock based compensation is accounted for in accordance with ASC Topic 718, Stock Compensation.  The Company records as expense the fair value of equity-based compensation, including stock options, over the applicable vesting period.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from non-owner sources. Our comprehensive income (loss) included unrealized gains (losses) on its short-term investment, as well as reclassification adjustments resulting from gains on sales of short-term investments that were realized and included in net income in the related period.  In accordance with ASC Topic 220, Comprehensive Income, these gains had also been included in Other Comprehensive Income as unrealized holding gains in the period in which they arose.  These gains were, therefore, deducted from Other Comprehensive Income to avoid including them twice.

During the years ended June 30, 2010 and 2009, and for the period from October 1, 2006 through June 30, 2010, we reclassified realized gains of $-0-, $-0- and $12,734, respectively.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by weighted average common shares outstanding.  Diluted EPS is computed similarly, except that it includes the assumed exercise of stock options as long as the effect is not anti-dilutive.  For the years ended June 30, 2010 and 2009, the effect of the assumed exercise of the stock options was anti-dilutive.

Subsequent Events

In preparing the financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2010, up until the issuance of the financial statements, which occurred on August 12, 2010.

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts payable and other accrued expenses approximate their carrying amounts due to the nature and short maturity of these instruments.  The carrying value of the notes payable approximate their fair value since they bear market rates of interest and other terms.

 Fair value measurements

 ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. Any such valuation adjustments are applied consistently over time.  At this time, management does not plan to adopt fair value accounting for nonfinancial assets or liabilities.

Recently Issued Accounting Pronouncements

           In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities and modifies the U.S. GAAP hierarchy to only two levels: authoritative and non-authoritative. This guidance became effective for interim periods and fiscal years ending after September 15, 2009. The Company adopted the provisions of the guidance in the second quarter of fiscal 2010. The adoption did not have a material impact on the Company’s consolidated financial statements.

During the year ended June 30, 2010, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update).  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 3 – NOTE PAYABLE RELATED PARTIES

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2010.  As of June 30, 2010, accrued interest payable totaled $3,102 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2010.  As of June 30, 2010, accrued interest payable totaled $3,102 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  The note was extended with the same terms and a due date of December 31, 2010. As of June 30, 2010, accrued interest payable totaled $4,723 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  The note was extended with the same terms and a due date of December 31, 2010.  As of June 30, 2010, accrued interest payable totaled $1,459 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  The note was extended with the same terms and a due date of December 31, 2010.  As of June 30, 2010, accrued interest payable totaled $3,639 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  The note was extended with the same terms and a due date of December 31, 2010.  As of June 30, 2010, accrued interest payable totaled $5,365 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  The note was extended with the same terms and a due date of December 31, 2010.  As of June 30, 2010, accrued interest payable totaled $7,825 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2009.  The note was extended with the same terms and a due date of December 31, 2010.  As of June 30, 2010, accrued interest payable totaled $1,525 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of June 30, 2010, accrued interest payable totaled $1,475 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of June 30, 2010, accrued interest payable totaled $403 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of June 30, 2010, accrued interest payable totaled $260 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of June 30, 2010, accrued interest payable totaled $136 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

NOTE 4 – INCOME TAXES

The following table reconciles the Company’s statutory tax rate to the effective tax rate:

	2010		2009

Tax benefit (expense) at statutory rate	$18,700	34%	$38,000	34%
Reconciling items:

State income taxes	2,200	4%	4,740	4%
Expiration of NOL’s and other	(2,131)	(4)%	(4,741)	(4)%
V aluation allowance	(18,769)	(34)%	(37,999)	(34)%
Effective tax rate	$—	0%	$—	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets as of June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009

Deferred tax assets:
Net operating losses carryforwards	$435,667	$416,898

Total deferred tax assets	435,667	416,898

Deferred tax liabilities:	-0-	-0-

Total deferred tax liabilities	-0-	-0-

Net deferred tax asset	435,667	416,898
Valuation allowance	(435,667)	(416,898)
Deferred tax asset, net	$—	$—

A reconciliation of net loss per books with net loss per return is as follows
	June 30,
	2010	2009
Net loss, per books	$(55,201)	$(111,762)
Income subject to tax not recorded on the books:
(Income) expense recorded on the books not included on the return:
Net loss, per return	$(55,201)	$(111,762)

Income tax expense, per return	$	- 0 -	$	- 0 -
Available net operating loss (NOL) carryover from prior tax years		1,226,172		1,114,410
NOL generated		55,201		111,762
Total NOL carryover to future years		1,281,373		1,226,172
NOL expiring		-0-		-0-
NOL available to future years		$1,281,373		$1,226,172

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some, or all, of the deferred tax asset will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2010.  The net change in the valuation allowance during the year ended June 30, 2010 was an increase of approximately $20,000, due primarily to the expiration of net operating loss carryovers.

As of June 30, 2010 we had net operating loss carryforwards for federal income tax purposes of $1,281,373, which will expire through 2030.  Utilization of these net operating losses may be subject to limitations under IRC Section 382, in the event of significant changes in our stock ownership.  To the extent that we are able to utilize available tax loss carryforwards that arose from operations in tax years prior to June 30, 1996, any benefit realized will be credited to additional paid in capital.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48") which was codified as ASC Topic 740. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company determined the adoption to have no effect on results of operations or financial position at or for the year ended June 30, 2010 or 2009. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

Note 5 – STOCKHOLDERS’ EQUITY

We had no issuances of common stock or preferred stock during the years ended June 30, 2010 and 2009.

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

There were no stock options outstanding at June 30, 2010 and 2009.

Note 7 – STOCK WARRANTS

During the year ended June 30, 2007, we issued two (2) warrants as part of an incentive for two notes payable, related parties.  The warrants are for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  The warrants have a fair market value of $-0- using the Black Scholes method of calculation and the warrants expire in 2017.   We did not issue any warrants for the years ended June 30, 2010 and 2009.

Note 8 – COMMITMENTS AND CONTINGENCIES

We lease certain space on a month-to-month basis for our corporate offices.

The Company has issued notes payable to related parties which are due December 31, 2010.  Notes payable, related parties and the related accrued interest due at December 31, 2010 is $193,014.

Note 9 – SUBSEQUENT EVENTS

On July 27, 2010, we executed a $10,000 note with C.W. Gilluly, pursuant to which C.W. Gilluly advanced us $10,000 at a rate of 12% per annum.  Principal and interest is due on or before December 31, 2010.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010.

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

(c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

 None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

 The following table contains information as of June 30, 2010 as to each Director of the Company:

Director
Name	Since	Age	Office Held
C.W. Gilluly, Ed.D.	1992	64	Chairman of the Board, President Chief Executive Officer and Chief Financial Officer
Robert J. Lynch, Jr. (1, 2)	1992	77	Director
Thomas E. McMahan (1, 2)	1992	67	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee

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

Executive Officer

            As of June 30, 2010, the only executive officer of the Company who is not also a Director of the Company is S. Amber Gordon, the Corporate Secretary of the Company.

S. AMBER GORDON (55) was appointed corporate secretary and treasurer of the company in October 1996.  Ms. Gordon also serves as the Corporate Secretary of Comtex, a position she has held since May 1996.  Ms. Gordon has been the president of S.A. Gordon Enterprises, Inc., a financial relations and marketing communications firm, since 1985.  Ms. Gordon also served in senior management positions, the most recent of which was Executive Vice President of Analex, an information technology company serving the intelligence community, from June 1991 through August 2000.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer, during the fiscal year ended June 30, 2010.  Neither Dr. Gilluly nor any other officer receives compensation in excess of $100,000 per year.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Options Granted	All Other Compensation
C.W. Gilluly (1), Chairman	2010	—	—	—	—
	2009 2008 2007	— — $12,000	— — —	— — —	— — $487

(1)	Dr. Gilluly did not receive any salary from 1992 through fiscal 2003. In 1996, he received a grant of stock options, described below.

Stock Option Grants

No stock options were granted during the fiscal year ended June 30, 2010.  In accordance with the Company’s Stock Option Plan, Dr. Gilluly received a grant of 350,000 options in November 1996, at an exercise price of $0.01 per share.  On November 15, 2006, Dr. Gilluly exercised his options to purchase 350,000 restricted shares (out of a total of 900,000 options) and the Company issued 350,000 restricted shares to him.  The remaining 550,000 options expired on November 16, 2006.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of June 30, 2010.

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

Compensation of Directors

The Company pays non-employee members of the Board $1,000 per quarter, $500 per board meeting, and $250 per audit committee meeting, plus travel expenses incurred in connection with attendance at Board meetings.  During fiscal year 2010, each of the Company’s non-employee Directors received compensation as shown below for services rendered to the Company.

Director Compensation

Name	Fees earned or paid in cash ($) (1)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert J. Lynch, Jr.	$ 500	--	--	---	---	---	$ 500
Thomas E. McMahan	$ 500	--	--	---	---	---	$ 500

(1) Fees earned or paid in cash represents annual fees, annual retainer and committee fees paid to Directors.

Employment Agreements

We have no employment agreements.

Compensation Committee Report on Executive Compensation

Compensation for the President and Chief Executive Officer

The Committee reports that during the fiscal year ended June 30, 2010, Dr. Gilluly received payment of $-0- as compensation for his services as President and Chief Executive Officer and Chief Financial Officer of the Company.

Submitted by the Compensation Committee

Robert J. Lynch, Jr.
Thomas E. McMahan

Compensation Committee Interlocks and Insider Participation

None

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of August 12, 2009, regarding the beneficial ownership of the Company’s Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), of more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see “Executive Compensation”) and (iv) all executive officers and Directors of the Company as a group.  Unless otherwise indicated, the address of each named beneficial owner is c/o AMASYS Corp., 625 North Washington Street, Suite 301, Alexandria, Virginia 22314.  Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Tepco Ltd. The Continental Building 25 Church Street, Hamilton HM 12, Bermuda	2,069,080	31.02%
Private Capital Group, LLC Two Grand Central Tower 140 E. 45 th Street, Suite 15C New York, NY 10017	2,000,000	29.98
C.W. Gilluly, Chairman and CEO	2,427,048	36.39
Robert J. Lynch, Jr., Director	6,245 (2)	*
Thomas E. McMahan, Director	27,043	*
All Directors and Executive Officers as a group (4 persons)	2,460,991	36.90
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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Dr. Gilluly serves as our Chairman of the Board, Chief Executive Officer and Chief Financial Officer.  Dr. Gilluly also serves as Chairman of the Board of Directors of Comtex.  Mr. Lynch, a Director of the Company, also serves as a Director of Comtex.

Item 14.  Principal Accountant Fees and Services

Audit Fees

 During the fiscal year ended June 30, 2010 and 2009, we paid our principal accountant approximately $17,090 and $42,950, respectively for auditing services they performed throughout those years.

  Tax Fees

During 2010, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During 2010, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of June 30, 2010 and 2009.

Statements of Operations for the year ended June 30, 2010, for the year ended June 30, 2009 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2010.

Statements of Stockholders’ Equity (Deficit) for the year ended June 30, 2010, for the year ended June 30, 2009 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2010.

Statements of Cash Flows for the year ended June 30, 2010, for the year ended June 30, 2009 and for the period October 1,2006 (date of entering Development Stage) through June 30, 2010.

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

AMASYS CORPORATION
Date: August 12, 2010
By : /s/ C.W. GILLULY
C.W. Gilluly
President, Chief Executive Officer and Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature                                             Title                               Date

/s/ C.W. Gilluly                                 Chairman                    August 12, 2010
C.W. Gilluly, Ed.D.                           and Director

/s/ Robert J. Lynch, Jr.                     Director                        August 12, 2010
Robert J. Lynch, Jr.

/s/ Thomas E. McMahan                 Director                        August 12, 2010
Thomas E. McMahan