Form 10-Q
period 2010-09-30
AMASYS CORP
filed 2010-11-05
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2010

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2010
Common Stock, $.01 par value	8,669,210

AMASYS CORPORATION

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheets — September 30, 2010 (Unaudited) and June 30, 2010	3
	Statements of Operations (Unaudited) — Three months ended September 30, 2010 and 2009 and the period from entering development stage (October 1, 2006) through September 30, 2010	4
	Statements of Cash Flows (Unaudited) — Three months ended September 30, 2010 and 2009 and the period from entering development stage (October 1, 2006) through September 30, 2010	5
	Notes to Financial Statements	6-9
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10-13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
ITEM 4T.	CONTROLS AND PROCEDURES	14
PART II	OTHER INFORMATION	14

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30,	June 30,
	2010	2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,162	$122

TOTAL CURRENT ASSETS	1,162	122
TOTAL ASSETS	$1,162	$122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$33,290	$24,000
Accounts payable - related parties	24,500	24,500
Notes payable and accrued interest, related parties	187,756	193,014
TOTAL CURRENT LIABILITIES	245,546	241,514

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 8,669,210 and 6,669,210 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	86,692	66,692
Additional paid in capital	317,045	317,045

Accumulated deficit (including $284,359 accumulated during development stage)	(648,121)	(625,129)
TOTAL STOCKHOLDERS’ DEFICIT	(244,384)	(241,392)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,162	$122

The accompanying notes are an integral part of the financial statements.

 AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Period from entering Development Stage (October 1, 2006) through September 30,
	2010	2009	2010
REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-
OPERATING EXPENSES:
General and administrative expenses	18,250	17,360	239,196
Total operating expenses	18,250	17,360	239,196
LOSS FROM OPERATIONS	(18,250)	(17,360)	(239,196)
OTHER INCOME (EXPENSE):
Interest expense	(4,742)	(3,964)	(37,897)
Loss on extinguishment of debt	-	-	(20,000)
Gain on sale of short term investment	-	-	12,734
Total other expense	(4,742)	(3,964)	(45,163)
LOSS BEFORE PROVISION FOR INCOME TAXES	(22,992)	(21,324)	(284,359)
Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(22,992)	$(21,324)	$(284,359)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	7,473,558	6,669,210

The accompanying notes are an integral part of the financial statements.

  AMASYS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,			Period from entering Development Stage (October 1, 2006) through September 30, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,992)		$(21,324)	$(284,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loans	-		-	20,000
Gain on sale of short term investment	-		-	(12,734)

Changes in operating assets and liabilities;
Accounts payable and accrued expenses	14,032		15,304	43,964
Accounts payable, related parties	-		1,000	16,972
Net cash used in operating activities	(8,960)		(5,020)	(216,157)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	-		-	40,570
Net cash provided by investing activities	-		-	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-		-	3,500
Proceeds from notes payable, related parties	10,000		15,000	170,000
Net cash provided by financing activities	10,000		15,000	173,500
NET INCREASE (DECREASE) IN CASH	1,040		9,980	(2,087)
CASH, Beginning of period	122		348	3,249
CASH, End of period	$1,162		$10,328	$1,162
SUPPLEMENTAL DISCLOSURE OF NON CASHFINANCING ACTIVITIES:
Notes payable, related party used to exercise warrants	$20,000	$		$20,000

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

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2009 included in our Annual Report on Form 10-K. The results of the three month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending June 30, 2011.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $648,121 at September 30, 2010.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

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

            Net Loss Per Share — Basic net loss and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.

Concentration of Credit Risk — Financial instruments that potentially subject us to a concentration of credit risk consist of cash.  We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Subsequent Events - In preparing the financial statements, management has evaluated, as determined necessary by the Company’s management, events that have occurred after September 30, 2010, up until the issuance of the financial statements.

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

NOTE 2 – NOTE PAYABLE RELATED PARTIES

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2010.   As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value. On August 24, 2010, the loan amount was used to exercise the warrant issued for the 1,000,000 shares of common stock for an exercise price of $0.01.  Interest was accrued on the loan through August 24, 2010.  As of September 30, 2010, the loan balance was $0 and the accrued interest payable totaled $3,252.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2010.   As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value. On August 24, 2010, the loan amount was used to exercise the warrant issued for the 1,000,000 shares of common stock for an exercise price of $0.01.  Interest was accrued on the loan through August 24, 2010.  As of September 30, 2010, the loan balance was $0 and the accrued interest payable totaled $3,252.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of September 30, 2010, accrued interest payable totaled $5,177 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of September 30, 2010, accrued interest payable totaled $1,611 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of September 30, 2010, accrued interest payable totaled $4,093 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of September 30, 2010, accrued interest payable totaled $6,121 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of September 30, 2010, accrued interest payable totaled $9,034 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of September 30, 2010, accrued interest payable totaled $1,828 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of September 30, 2010, accrued interest payable totaled $1,928 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of September 30, 2010, accrued interest payable totaled $554 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of September 30, 2010, accrued interest payable totaled $411 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of September 30, 2010, accrued interest payable totaled $281 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the quarter ended September 30, 2010, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2010.  As of September 30, 2010, accrued interest payable totaled $214 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

NOTE 3 – STOCK WARRANTS

During the year ended June 30, 2007, we issued two warrants as part of an incentive for two notes payable, related parties.  The warrants are for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  The warrants have a fair market value of $-0- using the Black Scholes method of calculation and the warrants expire in 2017.

During the three months ended September 30, 2010, these warrants were exercised by using the related note payable, related party loan balance in lieu of cash proceeds.  In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01  and the notes payable, related party that were issued on May 24, 2007 have a balance of $0.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended June 30, 2010 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended June 30, 2010 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

For the Three Months Ended September 30, 2010 and 2009

Results of Operations

General and Administrative Expenses

General and administrative expenses were $18,250 and $17,360 for the three months ended September 30, 2010 and 2009, respectively. The increase in general and administrative expenses for the three month period was mainly due to the increase in various corporate expenses.

Other Income (Expense)

Other income (expense) was $(4,742) and $(3,964) for the three months ended September 30, 2010 and 2009, respectively.  The increase for the three month period is due to the additional interest expense incurred on our additional notes payable, related parties.

Liquidity and Capital Resources

 Net cash used in operating activities was $8,960 and $5,020 in the three months ended September 30, 2010 and 2009, respectively.  The increase was primarily due to the increase in our net loss for the three months ended September 30, 2010 compared to 2009 and the increase in our accounts payable and accrued expenses.

Net cash provided by investing activities was $-0- and $-0- in the three months ended September 30, 2010 and 2009, respectively.

Net cash provided by financing activities was $10,000 and $15,000 in the three months ended September 30, 2010 and 2009, respectively.  The decrease in cash provided by financing activities was due to the reduction in proceeds from notes payable, related parties.

We suffered recurring losses from operations and have an accumulated deficit of $648,121 at September 30, 2010.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of September 30, 2010, we had an accumulated deficit of $648,121.  We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

AMASYS CORPORATION

Date: November 5, 2010	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.