Form 10-Q
period 2010-12-31
AMASYS CORP
filed 2011-02-02
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2010

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-21555

AMASYS CORPORATION
(Exact name of registrant issuer as specified in its charter)

Delaware	54-1812385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6462 Little River Turnpike, Suite E, Alexandria, Virginia 22312
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (703) 797-8111

625 N. Washington Street, Suite 301, Alexandria, Virginia 22314
(Former name, former address and former fiscal year, if changed since last report)

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2011
Common Stock, $.01 par value	8,669,210

AMASYS CORPORATION

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Balance Sheets — December 31, 2010 (Unaudited) and June 30, 2010	3
	Condensed Statements of Operations — Three and Six months ended December 31, 2010 and 2009 and the period from entering development stage (October 1, 2006) through December 31, 2010 (Unaudited)	4
	Condensed Statements of Cash Flows — Six months ended December 31, 2010 and 2009 and the period from entering development stage (October 1, 2006) through December 31, 2010 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4T.	CONTROLS AND PROCEDURES	13
PART II	OTHER INFORMATION	14
ITEM 1	LEGAL PROCEEDINGS	14
ITEM 1A	RISK FACTORS	14
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	15
ITEM 4	(REMOVED AND RESERVED)	15
ITEM 5	OTHER INFORMATION	15
ITEM 6	EXHIBITS	15

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2010	2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$569	$122

TOTAL CURRENT ASSETS	569	122
TOTAL ASSETS	$569	$122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$26,717	$24,000
Accounts payable - related parties	24,500	24,500
Notes payable and accrued interest, related parties	202,513	193,014
TOTAL CURRENT LIABILITIES	253,730	241,514

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 8,669,210 and 6,669,210 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	86,692	66,692
Additional paid in capital	317,045	317,045

Accumulated deficit (including $293,136 accumulated during development stage)	(656,898)	(625,129)
TOTAL STOCKHOLDERS’ DEFICIT	(253,161)	(241,392)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$569	$122

The accompanying notes are an integral part of these condensed financial statements.

  AMASYS CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from entering Development Stage (October 1, 2006) through December 31,
	2010	2009	2010	2009	2010
REVENUES	$-	$-	-		$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-		-
OPERATING EXPENSES:
General and administrative expenses	4,011	7,070	22,262	24,430	243,208
Total operating expenses	4,011	7,070	22,262	24,430	243,208
LOSS FROM OPERATIONS	(4,011)	(7,070)	(22,262)	(24,430)	(243,208)
OTHER INCOME (EXPENSE):
Interest expense	(4,765)	(4,389)	(9,507)	(8,353)	(42,662)
Loss on extinguishment of debt	-	-	-	-	(20,000)
Gain on sale of short term investment	-	-	-	-	12,734
Total other expense	(4,765)	(4,389)	(9,507)	(8,353)	(49,928)
LOSS BEFORE PROVISION FOR INCOME TAXES	(8,776)	(11,459)	(31,769)	(32,783)	(293,136)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(8,776)	$(11,459)	(31,769)	(32,783)	$(293,136)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	(0.00)	(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	8,669,210	6,669,210	8,071,384	6,669,210

The accompanying notes are an integral part of these condensed financial statements.

  AMASYS CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,		Period from entering Development Stage (October 1, 2006) through December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,769)	$(32,783)	$(293,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loans	-	-	20,000
Gain on sale of short term investment	-	-	(12,734)

Changes in operating assets and liabilities;
Accounts payable and accrued expenses	12,216	11,953	42,148
Accounts payable, related parties	-	1,000	16,972
Net cash used in operating activities	(19,553)	(19,830)	(226,750)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	-	-	40,570
Net cash provided by investing activities	-	-	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	3,500
Proceeds from notes payable, related parties	20,000	20,000	180,000
Net cash provided by financing activities	20,000	20,000	183,500
NET INCREASE (DECREASE) IN CASH	447	170	(2,680)
CASH, Beginning of period	122	348	3,249
CASH, End of period	$569	$518	$569
SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Notes payable, related party used to exercise warrants	$20,000	$-	$20,000

The accompanying notes are an integral part of these condensed financial statements.

AMASYS CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2010 included in our Annual Report on Form 10-K. The results of the three and six month period ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year ending June 30, 2011.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $656,898 at December 31, 2010.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

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

Net Loss Per Share — Basic net loss and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.  As of December 31, 2010,and June 30, 2010, there were no outstanding dilutive securities.

Concentration of Credit Risk — Financial instruments that potentially subject us to a concentration of credit risk consist of cash.  We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Subsequent Events - In preparing the financial statements, management has evaluated, as determined necessary by the Company’s management, events that have occurred after December 31, 2010, up until February 2, 2011, the date  the financial statements were available to be issued.

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

NOTE 2 – NOTE PAYABLE RELATED PARTIES

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2010.   As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value. On August 24, 2010, the loan amount was used to exercise the warrant issued for the 1,000,000 shares of common stock for an exercise price of $0.01.  Interest was accrued on the loan through August 24, 2010.  As of December 31, 2010, the loan balance was $0 and the accrued interest payable totaled $3,252.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2010.   As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value. On August 24, 2010, the loan amount was used to exercise the warrant issued for the 1,000,000 shares of common stock for an exercise price of $0.01.  Interest was accrued on the loan through August 24, 2010.  As of December 31, 2010, the loan balance was $0 and the accrued interest payable totaled $3,252.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2011.  As of

December 31, 2010, accrued interest payable totaled $5,631 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.  During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2011.  As of December 31, 2010, accrued interest payable totaled $1,762 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2011.  As of December 31, 2010, accrued interest payable totaled $4,546 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2011.  As of December 31, 2010, accrued interest payable totaled $6,877 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2011.  As of December 31, 2010, accrued interest payable totaled $10,244 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2011.  As of December 31, 2010, accrued interest payable totaled $2,130 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2010, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2011.  As of December 31, 2010, accrued interest payable totaled $2,382 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2011.  As of December 31, 2010, accrued interest payable totaled $705 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2011.  As of December 31, 2010, accrued interest payable totaled $562 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2011.  As of December 31, 2010, accrued interest payable totaled $432 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the quarter ended September 30, 2010, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2011.  As of December 31, 2010, accrued interest payable totaled $516 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the quarter ended December 31, 2010, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2011.  As of December 31, 2010, accrued interest payable totaled $220 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

NOTE 3 – STOCK WARRANTS

During the year ended June 30, 2007, we issued two warrants as part of an incentive for two notes payable from related parties.  The warrants are for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  The warrants have a fair market value of $-0- using the Black Scholes method of calculation and the warrants expire in 2017.

During the six months ended December 31, 2010, these warrants were exercised by using the $10,000 note payable, related party loan balances issued on May 24, 2007 to C.W Gilluly and Private Capital Group, in lieu of cash.  .  In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01 and the notes payable from related parties that were issued on May 24, 2007 have a balance of $0.

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

For the Three Months Ended December 31, 2010 and 2009

Results of Operations

General and Administrative Expenses

General and administrative expenses were $4,011 and $7,070 for the three months ended December 31, 2010 and 2009, respectively. The decrease in general and administrative expenses of $3,059 for the three month period was mainly due to the decrease in various corporate expenses as a result of the Company’s attempts to control costs as a development stage entity.

Other Income (Expense)

Other income (expense) was $(4,765) and $(4,389) for the three months ended December 31, 2010 and 2009, respectively.  The increase for the three month period of $376  is due to the additional interest expense accrued on our additional notes payable, related party balances.  During the three months ended December 31, 2010, the Company issued an additional $10,000 of related party notes payable.

For the Six Months Ended December 31, 2010 and 2009

Results of Operations

General and Administrative Expenses

General and administrative expenses were $22,262 and $24,430 for the six months ended December 31, 2010 and 2009, respectively. The decrease in general and administrative expenses of $2,168 for the six month period was mainly due to the decrease in various corporate expenses as a result of the Company’s attempts to control costs as a development stage entity.

Other Income (Expense)

Other income (expense) was $(9,507) and $(8,353) for the six months ended December 31, 2010 and 2009, respectively.  The increase of $1,154 for the six month period is due to the additional interest expense accrued on our additional notes payable, related party balances.  During the six months ended December 31, 2010, the Company issued an additional $20,000 of related party notes payable.

For the Six Months Ended December 31, 2010 and 2009

Liquidity and Capital Resources

 Net cash used in operating activities was $19,553 and $19,830 in the six months ended December 31, 2010 and 2009, respectively.  The decrease was primarily due to the decrease in our net loss for the six months ended December 31, 2010 compared to 2009 and the increase in our accounts payable and accrued expenses.

Net cash provided by investing activities was $-0- and $-0- in the six months ended December 31, 2010 and 2009, respectively.

Net cash provided by financing activities was $20,000 and $20,000 in the six months ended December 31, 2010 and 2009, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $656,898 at December 31, 2010.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

PART II -- OTHER INFORMATION

ITEM 1 - Legal Proceedings.

To the best knowledge of our sole officer, the Company is not a party to any legal proceeding or litigation.

ITEM 1A - Risk Factors

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

We have a history of incurring losses from operations. As of December 31, 2010, we had an accumulated deficit of $656,898.  We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Our independent registered public accounting firm has expressed a going concern opinion.

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

Our common stock is currently listed on the OTC Bulletin Board and is considered a "penny stock." The OTC Bulletin Board is generally regarded as a less efficient trading market than the NASDAQ Capital Market.

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

ITEM 2. -  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. -  Defaults Upon Senior Securities.

None.

ITEM 4. – (Removed and Reserved)

ITEM 5. - Other Information.

None

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

AMASYS CORPORATION

Date: February 2, 2011	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President, Chief Executive Officer and Chief Financial Officer