Form 10-Q
period 2011-03-31
AMASYS CORP
filed 2011-04-22
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2011

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2011
Common Stock, $.01 par value	8,669,210

AMASYS CORPORATION

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Balance Sheets — March 31, 2011 (Unaudited) and June 30, 2010	3
	Condensed Statements of Operations — Three and Nine months ended March 31, 2011 and 2010 and the period from entering development stage (October 1, 2006) through March 31, 2011 (Unaudited)	4
	Condensed Statements of Cash Flows — Nine months ended March 31, 2011 and 2010 and the period from entering development stage (October 1, 2006) through March 31, 2011 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4T.	CONTROLS AND PROCEDURES	14
PART II	OTHER INFORMATION	14
ITEM 1	LEGAL PROCEEDINGS	14
ITEM 1A	RISK FACTORS	14
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	15
ITEM 4	(REMOVED AND RESERVED)	15
ITEM 5	OTHER INFORMATION	15
ITEM 6	EXHIBITS	17

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,130	$122

TOTAL CURRENT ASSETS	1,130	122
TOTAL ASSETS	$1,130	$122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$27,525	$24,000
Accounts payable - related parties	24,500	24,500
Notes payable and accrued interest, related parties	221,873	193,014
TOTAL CURRENT LIABILITIES	273,898	241,514

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 8,669,210 and 6,669,210 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	86,692	66,692
Additional paid in capital	317,045	317,045

Accumulated deficit (including $293,136 accumulated during development stage)	(676,505)	(625,129)
TOTAL STOCKHOLDERS’ DEFICIT	(272,768)	(241,392)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,130	$122

The accompanying notes are an integral part of these condensed financial statements.

  AMASYS CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine months Ended March 31,		Period from entering Development Stage (October 1, 2006) through March 31,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-		-
OPERATING EXPENSES:
General and administrative expenses	14,315	5,070	36,576	31,501	257,522
Total operating expenses	14,315	5,070	36,576	31,501	257,522
LOSS FROM OPERATIONS	(14,315)	(5,070)	(36,576)	(31,501)	(257,522)
OTHER EXPENSE:
Interest expense	(5,293)	(4,542)	(14,800)	(12,896)	(47,955)
Loss on extinguishment of debt	-	-	-	-	(20,000)
Gain on sale of short term investment	-	-	-	-	12,734
Total other expense	(5,293)	(4,542)	(14,800)	(12,896)	(55,221)
LOSS BEFORE PROVISION FOR INCOME TAXES	(19,608)	(9,612)	(51,376)	(44,397)	(312,743)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(19,608)	$(9,612)	$(51,376)	$(44,397)	$(312,743)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	8,669,210	6,669,210	8,267,750	6,669,210

The accompanying notes are an integral part of these condensed financial statements.

  AMASYS CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,		Period from entering Development Stage (October 1, 2006) through March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,376)	$(44,397)	$(312,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loans	-	-	20,000
Gain on sale of short term investment	-	-	(12,734)

Changes in operating assets and liabilities;
Accounts payable and accrued expenses	17,384	18,146	47,316
Accounts payable, related parties	-	1,000	16,972
Net cash used in operating activities	(33,992)	(25,251)	(241,189)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	-	-	40,570
Net cash provided by investing activities	-	-	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	3,500
Proceeds from notes payable, related parties	35,000	25,000	195,000
Net cash provided by financing activities	35,000	25,000	198,500
NET INCREASE (DECREASE) IN CASH	1,008	(251)	(2,119)
CASH, Beginning of period	122	348	3,249
CASH, End of period	$1,130	$97	$1,130
SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Notes payable, related party used to exercise warrants	$20,000	$-	$20,000

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

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2010 included in our Annual Report on Form 10-K. The results of the three and nine month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending June 30, 2011.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $676,505 at March 31, 2011.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

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

Net Loss Per Share — Basic net loss and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.  As of March 31, 2011 and June 30, 2010, there were no outstanding dilutive securities.

Concentration of Credit Risk — Financial instruments that potentially subject us to a concentration of credit risk consist of cash.  We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Subsequent Events - In preparing the financial statements, management has evaluated, as determined necessary by the Company’s management, events that have occurred after March 31, 2011, up until April 22, 2011, the date the financial statements were available to be issued.

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

NOTE 2 – NOTE PAYABLE RELATED PARTIES

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of March 31, 2007.  The note was extended with the same terms and a due date of March 31, 2011.   As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value. On August 24, 2010, the loan amount was used to exercise the warrant issued for the 1,000,000 shares of common stock for an exercise price of $0.01.  Interest was accrued on the loan through August 24, 2010.  As of March 31, 2011, the loan balance was $0 and the accrued interest payable totaled $3,252.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of March 31, 2007.  The note was extended with the same terms and a due date of March 31, 2011.   As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value. On August 24, 2010, the loan amount was used to exercise the warrant issued for the 1,000,000 shares of common stock for an exercise price of $0.01.  Interest was accrued on the loan through August 24, 2010.  As of March 31, 2011, the loan balance was $0 and the accrued interest payable totaled $3,525.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of March 31, 2011.  As of

March 31, 2011, accrued interest payable totaled $6,085 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.  During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 12% per annum, is unsecured and has a due date of March 31, 2011.  As of March 31, 2011, accrued interest payable totaled $1,913 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of March 31, 2011.  As of March 31, 2011, accrued interest payable totaled $5,000 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of March 31, 2011.  As of March 31, 2011, accrued interest payable totaled $7,633 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of March 31, 2011.  As of March 31, 2011, accrued interest payable totaled $11,454 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of March 31, 2011.  As of March 31, 2011, accrued interest payable totaled $2,433 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2010, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of March 31, 2011.  As of March 31, 2011, accrued interest payable totaled $2,836 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of March 31, 2011.  As of March 31, 2011, accrued interest payable totaled $856 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of March 31, 2011.  As of March 31, 2011, accrued interest payable totaled $713 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of March 31, 2011.  As of March 31, 2011, accrued interest payable totaled $584 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the quarter ended September 30, 2010, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of March 31, 2011.  As of March 31, 2011, accrued interest payable totaled $819 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the quarter ended December 31, 2010, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of March 31, 2011.  As of March 31, 2011, accrued interest payable totaled $523 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the quarter ended March 31, 2011, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of March 31, 2011.  As of March 31, 2011, accrued interest payable totaled $454 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

NOTE 3 – STOCK WARRANTS

During the year ended June 30, 2007, we issued two warrants as part of an incentive for two notes payable from related parties.  The warrants are for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  The warrants have a fair market value of $-0- using the Black Scholes method of calculation and the warrants expire in 2017.

During the nine months ended March 31, 2011, these warrants were exercised by using the $10,000 note payable, related party loan balances issued on May 24, 2007 to C.W Gilluly and Private Capital Group, in lieu of cash.  In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01 and the notes payable from related parties that were issued on May 24, 2007 have a balance of $0.

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

Company History

AMASYS Corporation (“AMASYS”, the “Company,” us, we or our) was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996.  As a result of a series of transactions during the 1980’s, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. (“Comtex”) and Analex Corporation (“Analex”), formerly known as Hadron, Inc.   As of March 31, 2006 AMASYS no longer had an equity interest in Comtex and no longer had an equity interest in Analex.

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

For the Three Months Ended March 31, 2011 and 2010

Results of Operations

General and Administrative Expenses

General and administrative expenses were $14,315 and $5,070 for the three months ended March 31, 2011 and 2010, respectively. The increase in general and administrative expenses of $9,245 for the three month period was mainly due to the increase in various corporate expenses as a result of the Company’s attempts to sell the Company.

Other Income (Expense)

Other expense was $5,293 and $4,542 for the three months ended March 31, 2011 and 2010, respectively.  The increase for the three month period of $751 is due to the additional interest expense accrued on our additional notes payable, related party balances.  During the three months ended March 31, 2011, the Company issued an additional $15,000 of related party notes payable.

For the Nine months Ended March 31, 2011 and 2010

Results of Operations

General and Administrative Expenses

General and administrative expenses were $36,576 and $31,501 for the nine months ended March 31, 2011 and 2010, respectively. The increase in general and administrative expenses of $5,075 for the nine month period was mainly due to the increase in various corporate expenses as a result of the Company’s attempts to sell the Company.

Other Income (Expense)

Other expense was $14,800 and $12,896 for the nine months ended March 31, 2011 and 2010, respectively.  The increase of $1,904 for the nine month period is due to the additional interest expense accrued on our additional notes payable, related party balances.  During the nine months ended March 31, 2011, the Company issued an additional $35,000 of related party notes payable.

For the Nine months Ended March 31, 2011 and 2010

Liquidity and Capital Resources

 Net cash used in operating activities was $33,992 and $25,251 in the nine months ended March 31, 2011 and 2010, respectively.  The increase was primarily due to the increase in our net loss for the nine months ended March 31, 2011 compared to 2010.

Net cash provided by investing activities was $-0- and $-0- in the nine months ended March 31, 2011 and 2010, respectively.

Net cash provided by financing activities was $35,000 and $25,000 in the nine months ended March 31, 2011 and 2010, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $676,505 at March 31, 2011.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of March 31, 2011, we had an accumulated deficit of $676,505.  We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

AMASYS CORPORATION

Date: April 22, 2011	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.