Form 10-K
period 2011-06-30
AMASYS CORP
filed 2011-09-26
CIK 1023198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
OR
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

AMASYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-1812385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6462 Little River Turnpike, Suite E, Alexandria, Virginia	22312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(703) 797-8111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes [ ] No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [ ] No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☒      No  [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on December 31, 2010, the last business day of the registrant's most recently completed second fiscal quarter was $667 (based on the closing sales price of the registrant's common stock on that date).

As of September 23, 2011, 13,669,210 shares of the common stock of the registrant were outstanding.

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

Business of Issuer

Currently, the Company seeks suitable candidates for a business combination with a private company.  The Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We intend to provide shareholders with complete disclosure concerning a target company and its business, including audited financial statements prior to any merger or acquisition where such disclosure is required by law.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company.  As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

c)	Strength and diversity of management, either in place or scheduled for recruitment;

d)
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

e)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

f)	The extent to which the business opportunity can be advanced;

g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

Employees

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

We have a history of incurring losses from operations. As of June 30, 2011, we had an accumulated deficit of $684,173.   We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended June 30, 2011.

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

 Other factors that could cause such volatility may include, among other things:

	announcements concerning our strategy;

	litigation; and

	general market conditions.

Because our common stock is considered a "penny stock" any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently listed on the OTC Bulletin Board and Pink Sheets and is considered a "penny stock." The OTC Bulletin Board and Pink Sheets are generally regarded as a less efficient trading market than the NASDAQ Capital Market.

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

Item 1B.  Unresolved Staff Comments

 None.

Item 2.  Properties.

We own no real estate.   Our corporate offices are located at 6462 Little River Turnpike, Suite E, Alexandria, Virginia.

Item 3.  Legal Proceedings.

We have no outstanding, material legal proceedings.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Public Market for Common Stock

Our common stock is quoted on the OTC Bulletin Board under “AMAS.OB” and on the Pink Sheets under the symbol "AMAS.PK."  Our Common Stock, par value $.01 per share (“Common Stock”), has minimal trading volume.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Bulletin Board and the Pink Sheets.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended June 30, 2010:
First Quarter	$.0001	$.0001
Second Quarter	$.0001	$.0001
Third Quarter	$.0001	$.0001
Fourth Quarter	$.0001	$.0001
Fiscal year ended June 30, 2011:
First Quarter	$.0001	$.0001
Second Quarter	$.0001	$.0001
Third Quarter	$.1500	$.0001
Fourth Quarter	$.2500	$.0700

Holders

On September 15, 2011, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.05 per share.  As of September 15, 2011, there were approximately 429 record holders of the Company's Common Stock.  Our transfer agent is American Stock Transfer and Trust Company LLC.

 Dividends

Holders of common stock are entitled to receive such dividends as the BOD may from time to time declare out of funds legally available for the payment of dividends.  No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sale of Unregistered Securities.

During the year ended June 30, 2007, we issued two warrants as part of an incentive for two notes payable from related parties.  The warrants were for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  On August 24, 2010, these warrants were exercised by using the $10,000 note payable, related party loan balances issued on May 24, 2007 to C.W Gilluly and Private Capital Group, in lieu of cash.  In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01.

On May 31, 2011, C.W. Gilluly converted $40,000 in loans into 4,000,000 shares of restricted common stock.

On August 31, 2011, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term.  The Company executed a $10,000 note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum.  Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan.

Item 6.  Selected Financial Data.

Not Applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements.  Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and general economic conditions as well as the factors set forth in our public filings with the Securities and Exchange Commission.

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

Overview

AMASYS was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotech following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996.  As a result of a series of transactions during the 1980’s, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex and Analex, formerly known as Hadron, Inc.  Our business was the maintenance of our equity interest in and note receivable from Comtex and equity interest in Analex.

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

Recently Issued Accounting Pronouncements

Refer to the notes to the consolidated financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

We account for our business acquisitions under the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Codification Topic 805, "Business Combinations." The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Certain reclassifications have been made to the prior fiscal year amounts disclosed in the consolidated financial statements to conform to the presentation for the fiscal year ended June 30, 2011. These reclassifications had no effect on the reported net loss or stockholders’ equity.

Results of Operations

Comparison of the fiscal year ended June 30, 2011 to the fiscal year ended June 30, 2010

We had a net loss of $59,044 for the year ended June 30, 2011 compared to a net loss of $55,201 for the year ended June 30, 2010.  The change is explained below.

General and administrative costs:  G&A expenses increased approximately $4,220 from $37,726 in the fiscal year 2010 to $41,946 in fiscal year 2011 primarily due to an increase in professional fees.

Other income (expense):  Other income (expense) decreased $377 from other expense of $17,475 in fiscal year 2010 to other expense of $17,098 in fiscal year 2011, primarily due to the decreased interest charges the Company has incurred while borrowing funds from related parties as our sole source of funding.

Liquidity and Capital Resources

We have had minimal operating activity since commencing operations in 1996 and are now relying on loans from related parties as funding sources since we can no longer expect to meet our short-term obligations.

Net cash used in operating activities was $37,697 and $30,226 in the years ended June 30, 2011 and 2010, respectively.

Net cash from investing activities was $0 and $0 in the years ended June 30, 2011 and 2010, respectively.

Net cash provided by financing activities was $40,000 and $30,000 in the years ended June 30, 2011 and 2010, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $684,173 at June 30, 2011.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

Commitments and Contractual Obligations

As of June 30, 2011, we have no contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. No unaudited quarterly operating data is included in this Form 10-K as we conducted no operations from entering development stage through June 30, 2011.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2011, we had outstanding notes payable totaling $140,000 plus accrued interest to two related parties. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would have a material effect on our annual interest expense, our results of operations or financial condition as we rely on these notes to sustain our operations.  Since we do not have transactions in foreign currencies, we do not consider it necessary to hedge against currency risk.

Item 8.

   Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

AMASYS CORPORATION
(a development stage company)

Report of Independent Registered Public Accounting Firms.	13

Balance Sheets as of June 30, 2011 and 2010.	15

Statements of Operations for the years ended June 30, 2011 and 2010 and for the period October 1, 2006 (date of entering development stage) through June 30, 2011.	16

Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2011 and 2010 and for the period October 1, 2006 (date of entering development stage) through June 30, 2011.	17

Statements of Cash Flows for the years ended June 30, 2011 and 2010 and for the period October 1, 2006 (date of entering development stage) through June 30, 2011.	18

Notes to Financial Statements.	19-25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Amasys Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Amasys Corporation (A Development Stage "Company") as of June 30, 2011 and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amasys Corporation as of June 30, 2011, and the result of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia
____________________
Anton & Chia, LLP

Newport Beach, CA
September 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
AMASYS Corporation

We have audited the accompanying balance sheets of AMASYS Corporation (a development stage company) (the “Company”) as of June 30, 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2010 and for the period October 1, 2006 through June 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMASYS Corporation at June 30, 2010, and the results of its operations and its cash flows for the year ended June 30, 2010 and for the period October 1, 2006 through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TURNER, STONE & COMPANY, L.L.P.
 Dallas, Texas
 September 23, 2011

AMASYS Corporation
(a development stage company)
Balance Sheets

	June 30,	June 30,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$2,425	$122

TOTAL ASSETS	$2,425	$122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$28,250	$24,000
Accounts payable, related parties	24,500	24,500
Notes payable and accrued interest, related parties	190,111	193,014
TOTAL CURRENT LIABILITIES	242,861	241,514

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 and 2010, respectively	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 12,669,210 and 6,669,210 shares issued and outstanding at June 30, 2011 and 2010, respectively	126,692	66,692
Additional paid in capital	317,045	317,045
Accumulated deficit	(684,173)	(625,129)
Total stockholders’ deficit	(240,436)	(241,392)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,425	$122

The accompanying notes are an integral part of the financial statements.

AMASYS Corporation
(a development stage company)
Statements of Operations

	Year Ended June 30,		Period from October 1, 2006 (date of entering development stage) through June 30,
	2011	2010	2011
REVENUES	$—	$—	$—
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES
General and administrative expenses	41,946	37,726	262,892
Total operating expenses	41,946	37,726	262,892
LOSS FROM OPERATIONS	(41,946)	(37,726)	(262,892)
OTHER INCOME (EXPENSE):
Interest expense	(17,098)	(17,475)	(50,253)
Stock issued for loans	—	—	(20,000)
Gain on sale of investment	—	—	12,734

Total other expense	(17,098)	(17,475)	(57,519)

LOSS BEFORE PROVISION FOR INCOME TAXES	(59,044)	(55,201)	(320,411)

Provision for income taxes	—	—	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(59,044)	$(55,201)	$(320,411)

NET LOSS PER SHARE OF COMMON STOCK
EPS – Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	8,696,607	6,669,210

The accompanying notes are an integral part of the financial statements.

AMASYS Corporation
(a development stage company)
Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	(Accumulated Deficit) Retained Earnings	Accumulated Deficit During Development Stage	Total Stockholders’ Equity (Deficit)
Balance – October 1, 2006	--	$--	--	$--	$317,045	$37,773	$(363,762)	$--	$57,748

Recognition of loss on sale of marketable equity securities	--	--	--	--	--	(37,773)	--	--	(37,773)

Net loss	--	--	--	--	--	--	--	(46,218)	(46,218)
Comprehensive loss									(83,991)
Balance – June 30, 2007	--	$--	6,669,210	$66,692	$317,045	$--	$(363,762)	$(46,218)	$(26,243)

Net loss	--	--	--	--	--	--	--	(48,186)	(48,186)

Balance – June 30, 2008	--	$--	6,669,210	$66,692	$317,045	$--	$(363,762)	$(94,404)	$(74,429)

Net loss	--	--	--	--	--	--	--	(111,762)	(111,762)

Balance – June 30, 2009	--	$--	6,669,210	$66,692	$317,045	$--	$(363,762)	$(206,166)	$(186,191)

Net Loss								(55,201)	(55,201)

Balance – June 30, 2010	--	$--	6,669,210	$66,692	$317,045	$--	$(363,762)	$(261,367)	$(241,392)

Exercise of warrants			2,000,000	20,000					20,000

Conversion of debt			4,000,000	40,000					40,000

Net loss								(59,044)	(59,044)

Balance – June 30, 2011			12,669,210	126,692	317,045		(363,762)	(320,411)	(240,436)

The accompanying notes are an integral part of the financial statements.

AMASYS Corporation
(a development stage company)
Statements of Cash Flows

	Year Ended June 30,		Period from October 1, 2006 (date of entering development stage) through June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,044)	$(55,201)	$(320,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for loans	—	—	20,000
Gain on sale of short term investment	—	—	(12,734)
Changes in operating assets and liabilities:
Accounts payable, related parties	—	1,000	16,972
Accounts payable and accrued expenses	21,347	23,975	51,279
Net cash used in operating activities	(37,697)	(30,226)	(244,894)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short term investment	—	—	40,570
Net cash provided by investing activities	—	—	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	3,500
Proceeds from notes payable, related parties	40,000	30,000	200,000
Net cash provided by financing activities	40,000	30,000	203,500
NET DECREASE IN CASH	2,303	(226)	(824)
CASH Beginning of period	122	348	3,249
CASH End of period	$2,425	$122	$2,425

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	—	—	—

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

Basis of Presentation and Going Concern Uncertainty

Our financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained recurring losses and as of June 30, 2011, we have no business operations and have a net working capital deficiency.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business.  Until such time, we anticipate our working capital needs will be funded through notes from our major stockholders.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since we redeemed and converted all of our outstanding Series A Preferred Stock at the end of September 2006, starting October 1, 2006 we have not conducted any business operations. All of our operating results and cash flows reported in the accompanying financial statements from October 1, 2006 through June 30, 2011 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

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

Cash and cash flows

The Company maintains deposits in a financial institution.  The Federal Deposit Insurance Corporation provides coverage for interest bearing  and non interest bearing transaction accounts of up to $250,000 through December 31, 2013.  At June 30, 2011, none of the Company’s cash was in excess of federally insured limits.

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

During the years ended June 30, 2011 and 2010, and for the period from October 1, 2006 through June 30, 2011, we reclassified realized gains of $-0-, $-0- and $12,734, respectively.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by weighted average common shares outstanding.  Diluted EPS is computed similarly, except that it includes the assumed exercise of stock options as long as the effect is not anti-dilutive.  For the years ended June 30, 2011 and 2010, the effect of the assumed exercise of the stock options was anti-dilutive.

Subsequent Events

In preparing the financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2011, up until the issuance of the financial statements, which occurred on September 23, 2011.

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

Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09, "Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"). ASU 2010-09 was issued to change certain guidance in the original codification and to clarify other portions. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU 2010-09, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company determined that this updated guidance has no impact on its consolidated financial position or results of operations.

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

NOTE 3 – NOTE PAYABLE RELATED PARTIES AND ACCRUED INTEREST

Notes payable:

A summary of the notes payable activity is as follows:

Balance, June 30, 2010	$160,000
Notes payable issued	40,000
Notes payable converted to restricted stocks	(60,000)
Balance, June 30, 2011	$140,000

Accrued interest:

A summary of the accrued interest activity is as follows:

Balance, June 30, 2010	$33,014
Interest incurred on notes payable for fiscal year 2011	17,097
Balance, June 30, 2011	$50,111

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note had an interest rate of 10% per annum, was unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2012.  As of June 30, 2011, accrued interest payable totaled $3,252 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007.  The note was extended with the same terms and a due date of December 31, 2012.  As of June 30, 2011, accrued interest payable totaled $3,252 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.  As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share.  The warrants were estimated to have no significant fair market value.

On August 24, 2010, these warrants were exercised by using the $10,000 note payable, related party loan balances issued on May 24, 2007 to C.W Gilluly and Private Capital Group, in lieu of cash.  In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009.  The note was extended with the same terms and a due date of December 31, 2012. As of June 30, 2011, accrued interest payable totaled $6,538 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company.  This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009.  The note was extended with the same terms and a due date of December 31, 2012.  As of June 30, 2011, accrued interest payable totaled $2,064 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009.  The note was extended with the same terms and a due date of December 31, 2012.  As of June 30, 2011, accrued interest payable totaled $5,454 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009.  The note was extended with the same terms and a due date of December 31, 2012.  As of June 30, 2011, accrued interest payable totaled $8,389 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009.  The note was extended with the same terms and a due date of December 31, 2012.  As of June 30, 2011, accrued interest payable totaled $12,664 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009.  The note was extended with the same terms and a due date of December 31, 2012.  As of June 30, 2011, accrued interest payable totaled $2,735 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012.  As of June 30, 2011, accrued interest payable totaled $3,289 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012.  As of June 30, 2011, accrued interest payable totaled $1,008 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012.  As of June 30, 2011, accrued interest payable totaled $865 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012.  As of June 30, 2011, accrued interest payable totaled $735 and is due at maturity.  Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012.  As of June 30, 2011, accrued interest payable totaled $1,019 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012.  As of June 30, 2011, accrued interest payable totaled $543 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012.  As of June 30, 2011, accrued interest payable totaled $755 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer.  This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012.  As of June 30, 2011, accrued interest payable totaled $59 and is due at maturity.  Accrued interest is included in the notes payable and accrued interest, related parties balance.

On May 31, 2011, Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer, converted $40,000 of the most recent notes into 4,000,000 shares of the Company’s restricted stock common stock.

NOTE 4 – INCOME TAXES

The following table reconciles the Company’s statutory tax rate to the effective tax rate:

	2011		2010

Tax benefit (expense) at statutory rate	$20,000	34%	$18,700	34%
Reconciling items:

State income taxes	2,300	4%	2,200	4%
Expiration of NOL’s and other			(2,131)	(4)%
Valuation allowance	(22,300)	(38)%	(18,769)	(34)%
Effective tax rate	$—	0%	$—	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets as of June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010

Deferred tax assets:
Net operating losses carryforwards	$455,742	$435,667

Total deferred tax assets	455,742	435,667

Deferred tax liabilities:	-0-	-0-

Total deferred tax liabilities	-0-	-0-

Net deferred tax asset	455,742	435,667
Valuation allowance	(455,742)	(435,667)
Deferred tax asset, net	$—	$—

A reconciliation of net loss per books with net loss per return is as follows
	June 30,
	2011	2010
Net loss, per books	$(59,044)	$(55,201)
Income subject to tax not recorded on the books:
(Income) expense recorded on the books not included on the return:
Net loss, per return	$(59,044)	$(55,201)

Income tax expense, per return	$	- 0 -	$	- 0 -
Available net operating loss (NOL) carryover from prior tax years		1,281,373		1,226,172
NOL generated		59,044		55,201
Total NOL carryover to future years		1,340,417		1,281,373
NOL expiring		-0-		-0-
NOL available to future years		$1,340,417		$1,281,373

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some, or all, of the deferred tax asset will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2011.  The net change in the valuation allowance during the year ended June 30, 2011 was an increase of approximately $20,000.

As of June 30, 2011 we had net operating loss carryforwards for federal income tax purposes of $1,340,417, which will expire through 2031.  Utilization of these net operating losses may be subject to limitations under IRC Section 382, in the event of significant changes in our stock ownership.  To the extent that we are able to utilize available tax loss carryforwards that arose from operations in tax years prior to June 30, 1996, any benefit realized will be credited to additional paid in capital.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48") which was codified as ASC Topic 740. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company determined the adoption to have no effect on results of operations or financial position at or for the year ended June 30, 2011 or 2010. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

Note 5 – STOCKHOLDERS’ EQUITY

During the year ended June 30, 2007, we issued two warrants as part of an incentive for two notes payable from related parties.  The warrants were for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.  On August 24, 2010, these warrants were exercised by using the $10,000 note payable, related party loan balances issued on May 24, 2007 to C.W Gilluly and Private Capital Group, in lieu of cash.  In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01.

On May 31, 2011, C.W. Gilluly converted $40,000 in loans into 4,000,000 shares of restricted common stock.

Note 6 – STOCK WARRANTS

During the year ended June 30, 2007, we issued two (2) warrants as part of an incentive for two notes payable, related parties.  The warrants were for the purchase of 2,000,000 shares of restricted common stock at an exercise price of $.01.   On August 24, 2010, these warrants were exercised by using the $10,000 note payable, related party loan balances issued on May 24, 2007 to C.W Gilluly and Private Capital Group, in lieu of cash.  In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01.

We did not issue any warrants for the years ended June 30, 2011 and 2010.

Note 7 – COMMITMENTS AND CONTINGENCIES

The Company has issued notes payable to related parties which are due December 31, 2012.  Notes payable, related parties and the related accrued interest due at June 30, 2011 is $190,111.

Note 8 – SUBSEQUENT EVENTS

On August 31, 2011, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term.  The Company executed a $10,000 note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum.  Both the principal and interest are payable to Mr. Brian on or before December 31, 2012.  Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 3, 2010, Amasys dismissed Turner, Stone & Company, L.L.P. (“Turner Stone”) as its independent registered public accounting firm.  The decision was approved by the Board of Directors.

The reports of Turner Stone on our financial statements for the fiscal years ended June 30, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except the report did contain an explanatory paragraph related to the Registrant’s ability to continue as a going concern.  During the fiscal years ended June 30, 2010 and 2009, and the subsequent period through the date of this report, there were (i) no disagreements with Turner Stone on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Turner Stone would have caused Turner Stone to make reference to the subject matter of the disagreements in connection with its report, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On November 3, 2010, the Registrant engaged Anton & Chia, LLP (“Anton & Chia”) as the Registrant’s new independent registered public accounting firm.  The appointment of Anton & Chia was approved by the Registrant’s Board of Directors.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2011, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

           None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

 The following table contains information as of June 30, 2011 as to each Director of the Company:

Director
Name	Since	Age	Office Held
C.W. Gilluly, Ed.D.	1992	65	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer
Robert J. Lynch, Jr. (1, 2)	1992	78	Director
Thomas E. McMahan (1, 2)	1992	68	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee

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

THOMAS E. MCMAHAN is the founder of McMahan Associates, a private corporation that provides strategic investment advice and counsel to the financial information industry.  From 1995 to 2000, Mr. McMahan served as senior vice president for corporate development for MERGENT, INC., a $60 million diversified financial information business.  Mr. McMahan served as General Manager of Shark Information Systems, a subsidiary of Infotechnology, Inc., in 1993 and served as Vice President for Business Development of Infotechnology, Inc. in 1990.  From 1972 through 1990, Mr. McMahan served in various capacities at McGraw-Hill/Standard & Poor’s, including Senior Vice President and Chief of Staff of Standard & Poor’s Trader Services from 1988 through 1990.

Executive Officer

As of June 30, 2011, the only executive officer of the Company who is not also a Director of the Company is S. Amber Gordon, the Corporate Secretary of the Company.

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

Board Experience

Our board of directors has diverse and extensive knowledge and expertise in a broad range of industries that is of particular importance to us. This knowledge and experience includes operating, acquiring, financing development stage companies. In addition, our board of directors has extensive and broad legal, auditing and accounting experience. Our board of directors has numerous years of hands-on and executive experience drawn from a wide range of disciplines. Our current director was nominated to the board of directors on the basis of the unique skills he brings to the board. We will select additional directors based upon the experience and unique skills they bring as well how these collectively enhance our board of directors. On an individual basis:

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended June 30, 2011 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer, during the fiscal year ended June 30, 2011.  Neither Dr. Gilluly nor any other officer receives compensation in excess of $100,000 per year.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Options Granted	All Other Compensation
C.W. Gilluly, Chairman, President and Chief Financial Officer	2011	—	—	—	—
	2010 2009	— —	— —	— —	— —

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of June 30, 2011.

 Fiscal Year-End Option Values
Name	Shares Acquired upon Exercise of Options	Value Realized From Exercise Of Options	Number of Shares Underlying Unexercised Options at June 30, 2007 Exercisable Unexercisable	Value of Unexercised In-the-Money Options at June 30, 2007 Exercisable Unexercisable
C.W. Gilluly	—	—	— —	$— $—

Compensation of Directors

The Company pays non-employee members of the Board $500 per board meeting, and $250 per audit committee meeting, plus travel expenses incurred in connection with attendance at Board meetings.  During fiscal year 2011, each of the Company’s non-employee Directors received compensation as shown below for services rendered to the Company.

Director Compensation

Name	Fees earned or paid in cash ($) (1)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert J. Lynch, Jr.	$ -	--	--	---	---	---	$ --
Thomas E. McMahan	$ -	--	--	---	---	---	$ --

(1) Fees earned or paid in cash represents annual fees, annual retainer and committee fees paid to Directors.

Employment Agreements

We have no employment agreements.

Compensation Committee Report on Executive Compensation

Compensation for the President and Chief Executive Officer

The Committee reports that during the fiscal year ended June 30, 2011, Dr. Gilluly received payment of $-0- as compensation for his services as President and Chief Executive Officer and Chief Financial Officer of the Company.

Submitted by the Compensation Committee

Robert J. Lynch, Jr.
Thomas E. McMahan

Compensation Committee Interlocks and Insider Participation

None

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of September 15, 2011, regarding the beneficial ownership of the Company’s Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), of more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see “Executive Compensation”) (iv) all executive officers and Directors of the Company as a group and (v) 13,669,210 shares of our common stock outstanding on September 15, 2011.  Unless otherwise indicated, the address of each named beneficial owner is c/o AMASYS Corp., 6462 Little River Turnpike, Suite E, Alexandria, Virginia.  Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Tepco Ltd. The Continental Building 25 Church Street, Hamilton HM 12, Bermuda	2,069,080	15.14%
Private Capital Group, LLC Two Grand Central Tower 140 E. 45th Street, Suite 15C New York, NY 10017	2,000,000	14.63%
Chip Brian	2,000,000	14.63%
C.W. Gilluly, Chairman and CEO	6,427,048	47.02%
Robert J. Lynch, Jr., Director	6,245 (2)	*
Thomas E. McMahan, Director	27,043	*
All Directors and Executive Officers as a group (4 persons)	6,460,991	47.27%
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

Item 14.  Principal Accountant Fees and Services

Audit Fees

 During the fiscal year ended June 30, 2011 and 2010, we paid to our current principal accountant, Anton and Chia approximately $1,300 and zero, respectively for auditing services they performed throughout those years.

During the fiscal year ended June 30, 2011 and 2010, we paid our former principal accountant, Turner Stone approximately $10,000 and $17,090, respectively for auditing services they performed throughout those years.

  Tax Fees

During 2011, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During 2011, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of June 30, 2011 and 2010.

Statements of Operations for the year ended June 30, 2011, for the year ended June 30, 2010 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2011.

Statements of Stockholders’ Equity (Deficit) for the year ended June 30, 2011, for the year ended June 30, 2010 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2011.

Statements of Cash Flows for the year ended June 30, 2011, for the year ended June 30, 2010 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2011.

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

2.3	Assignment and Assumption Agreement between the Company and Infotechnology, Inc. (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

3.1	Restated Certificate of Incorporation of AMASYS Corporation (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

3.2	Bylaws of AMASYS Corporation (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

10.1	AMASYS Corporation Warrant issued to Chip Brian (incorporated by reference to the Company’s Form 8-K filed on September 6, 2011).

23	Consent of Independent Registered Public Accounting Firm for the period October 1, 2006 through June 30, 2010.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMASYS CORPORATION
Date: September 23, 2011
By : /s/ C.W. GILLULY
C.W. Gilluly, Ed.D.
President, Chief Executive Officer and Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature                                             Title                               Date

/s/ C.W. Gilluly                               Chairman                    September 23, 2011
C.W. Gilluly, Ed.D.                           and Director

/s/ Robert J. Lynch, Jr.                    Director                        September 23, 2011
Robert J. Lynch, Jr.

/s/ Thomas E. McMahan                 Director                        September 23, 2011
Thomas E. McMahan