Form 10-Q
period 2011-09-30
AMASYS CORP
filed 2011-11-14
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2011

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2011
Common Stock, $.01 par value	13,669,210

AMASYS CORPORATION

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Balance Sheets — September 30, 2011 (Unaudited) and June 30, 2011	3
	Condensed Statements of Operations — Three months ended September 30, 2011 and 2010 and the period from entering development stage (October 1, 2006) through September 30, 2011 (Unaudited)	4
	Condensed Statements of Cash Flows — Three months ended September 30, 2011 and 2010 and the period from entering development stage (October 1, 2006) through September 30, 2011 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 4T.	CONTROLS AND PROCEDURES	12
PART II	OTHER INFORMATION	13
ITEM 1	LEGAL PROCEEDINGS	13
ITEM 1A	RISK FACTORS	13
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	14
ITEM 4	(REMOVED AND RESERVED)	14
ITEM 5	OTHER INFORMATION	14
ITEM 6	EXHIBITS	14

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2011	2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$5,869	$2,425

TOTAL CURRENT ASSETS	5,869	2,425
TOTAL ASSETS	$5,869	$2,425

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$33,525	$28,250
Accounts payable - related parties	24,500	24,500
Notes payable and accrued interest, related parties	207,051	190,111
TOTAL CURRENT LIABILITIES	265,076	242,861

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,669,210 and 12,669,210 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	136,692	126,692
Additional paid in capital	327,045	317,045

Accumulated deficit (including $359,182 accumulated during development stage)	(722,944)	(684,173)
TOTAL STOCKHOLDERS’ DEFICIT	(259,207)	(240,436)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,869	$2,425

The accompanying notes are an integral part of these condensed financial statements.

 AMASYS CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Period from entering Development Stage (October 1, 2006) through September 30,
	2011	2010	2011
REVENUES	$—	$—	$—
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES:
General and administrative expenses	11,832	18,250	274,724
Total operating expenses	11,832	18,250	274,724
LOSS FROM OPERATIONS	(11,832)	(18,250)	(274,724)
OTHER EXPENSE:
Interest expense	(26,939)	(4,742)	(77,192)
Loss on extinguishment of debt	—	—	(20,000)
Gain on sale of short term investment	—	—	12,734
Total other expense	(26,939)	(4,742)	(84,458)
LOSS BEFORE PROVISION FOR INCOME TAXES	(38,771)	(22,992)	(359,182)
Provision for income taxes	—	—	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(38,771)	$(22,992)	$(359,182)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	13,009,869	7,473,558

The accompanying notes are an integral part of these condensed financial statements.

  AMASYS CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,		Period from entering Development Stage (October 1, 2006) through September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,771)	$(22,992)	$(359,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and warrants issued for loan inducement	20,000	—	40,000
Gain on sale of short term investment	—	—	(12,734)

Changes in operating assets and liabilities;
Accounts payable and accrued expenses	12,215	14,032	63,494
Accounts payable, related parties	—	—	16,972
Net cash used in operating activities	(6,556)	(8,960)	(251,450)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	—	—	40,570
Net cash provided by investing activities	—	—	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	—	3,500
Proceeds from notes payable, related parties	10,000	10,000	210,000
Net cash provided by financing activities	10,000	10,000	213,500
NET INCREASE (DECREASE) IN CASH	3,444	1,040	2,620
CASH, Beginning of period	2,425	122	3,249
CASH, End of period	$5,869	$1,162	$5,869
SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Notes payable, related party used to exercise warrants	$—	$20,000	$20,000

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

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2011 included in our Annual Report on Form 10-K. The results of the three month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending June 30, 2012.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $722,944 at September 30, 2011.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

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

Cash and Cash Equivalents — We consider investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2011, we have no cash equivalents.

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

Net Loss Per Share — Basic net loss and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.  As of September 30, 2011 and June 30, 2011, there were 1,000,000 dilutive securities which are considered anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject us to a concentration of credit risk consist of cash.  We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Subsequent Events - In preparing the financial statements, management has evaluated, as determined necessary by the Company’s management, events that have occurred after September 30, 2011, up until November 11, 2011, the date the financial statements were available to be issued.

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

NOTE 2 – NOTE PAYABLE RELATED PARTIES

Notes payable:

A summary of the notes payable activity is as follows:

Balance, June 30, 2011	$140,000
Notes payable issued	10,000
Balance, September 30, 2011	$150,000

Accrued interest:

A summary of the accrued interest activity is as follows:

Balance, June 30, 2011	$50,112
Interest incurred on notes payable for fiscal year 2012	6,939
Balance, September 30, 2011	$57,051

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note had an interest rate of 10% per annum, was unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2012. As of September 30, 2011, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share. The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2012. As of September 30, 2011, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share. The warrants were estimated to have no significant fair market value.

On August 24, 2010, these warrants were exercised by using the $10,000 note payable, related party loan balances issued on May 24, 2007 to C.W Gilluly and Private Capital Group, in lieu of cash. In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of September 30, 2011, accrued interest payable totaled $6,977 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of September 30, 2011, accrued interest payable totaled $2,211 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of September 30, 2011, accrued interest payable totaled $5,893 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of September 30, 2011, accrued interest payable totaled $9,121 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of September 30, 2011, accrued interest payable totaled $13,834 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of September 30, 2011, accrued interest payable totaled $3,028 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of September 30, 2011, accrued interest payable totaled $3,728 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of September 30, 2011, accrued interest payable totaled $1,154 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of September 30, 2011, accrued interest payable totaled $1,011 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of September 30, 2011, accrued interest payable totaled $881 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of September 30, 2011, accrued interest payable totaled $1,013 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of September 30, 2011, accrued interest payable totaled $717 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of September 30, 2011, accrued interest payable totaled $621 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of September 30, 2011, accrued interest payable totaled $59 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On May 31, 2011, Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer, converted $40,000 of the most recent notes into 4,000,000 shares of the Company’s restricted stock common stock.

On August 31, 2011, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2012. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded $20,000 of interest expense related to the shares issued. As of September 30, 2011, accrued interest payable totaled $197 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended June 30, 2011 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended June 30, 2011 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

For the Three Months Ended September 30, 2011 and 2010

Results of Operations

General and Administrative Expenses

General and administrative expenses were $11,832 and $18,250 for the three months ended September 30, 2011 and 2010, respectively. The decrease in general and administrative expenses of $6,418 for the three month period was mainly due to the decrease in various corporate expenses as a result of the Company’s attempts to sell the Company.

Other Income (Expense)

Other expense was $26,939 and $4,742 for the three months ended September 30, 2011 and 2010, respectively.  The increase for the three month period of $22,197 is due to the additional interest expense accrued on our additional notes payable, related party balances and interest expense recorded for shares issued as an inducement to enter into a loan.. During the three months ended September 30, 2011, the Company issued an additional $10,000 of related party notes payable.

Liquidity and Capital Resources

 Net cash used in operating activities was $6,556 and $8,960 in the three months ended September 30, 2011 and 2010, respectively.  The decrease was primarily due to the decrease in our net loss for the three months ended September 30, 2011 compared to 2010.

Net cash provided by investing activities was $-0- and $-0- in the three months ended September 30, 2011 and 2010, respectively.

Net cash provided by financing activities was $30,000 and $10,000 in the three months ended September 30, 2011 and 2010, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $722,944 at September 30, 2011.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of September 30, 2011, we had an accumulated deficit of $722,944.  We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

AMASYS CORPORATION

Date: November 11, 2011	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.