Form 10-Q
period 2011-12-31
AMASYS CORP
filed 2012-02-14
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2011

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2012
Common Stock, $.01 par value	13,669,210

AMASYS CORPORATION

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Balance Sheets — December 31, 2011 (Unaudited) and June 30, 2011	3
	Condensed Statements of Operations — Three and Six months ended December 31, 2011 and 2010 and the period from entering development stage (October 1, 2006) through December 31, 2011 (Unaudited)	4
	Condensed Statements of Cash Flows — Six months ended December 31, 2011 and 2010 and the period from entering development stage (October 1, 2006) through December 31, 2011 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 4T.	CONTROLS AND PROCEDURES	12
PART II	OTHER INFORMATION	13
ITEM 1	LEGAL PROCEEDINGS	13
ITEM 1A	RISK FACTORS	13
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	14
ITEM 4	(REMOVED AND RESERVED)	14
ITEM 5	OTHER INFORMATION	14
ITEM 6	EXHIBITS	14

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2011	2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$273	$2,425

TOTAL CURRENT ASSETS	273	2,425
TOTAL ASSETS	$273	$2,425

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$34,579	$28,250
Accounts payable - related parties	24,500	24,500
Notes payable and accrued interest, related parties	211,490	190,111
TOTAL CURRENT LIABILITIES	270,569	242,861

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, 13,669,210 and 12,669,210 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	136,692	126,692
Additional paid in capital	327,046	317,045

Accumulated deficit (including $370,272 accumulated during development stage)	(734,034)	(684,173)
TOTAL STOCKHOLDERS’ DEFICIT	(270,296)	(240,436)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$273	$2,425

The accompanying notes are an integral part of these condensed financial statements.

 AMASYS CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from entering Development Stage (October 1, 2006) through December 31,
	2011	2010	2011	2010	2011
REVENUES	$—	$—	—		$—
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	—		—
OPERATING EXPENSES:
General and administrative expenses	6,650	4,011	18,482	22,262	281,374
Total operating expenses	6,650	4,011	18,482	22,262	281,374
LOSS FROM OPERATIONS	(6,650)	(4,011)	(18,482)	(22,262)	(281,374)
OTHER INCOME (EXPENSE):
Interest expense	(4,440)	(4,765)	(31,378)	(9,507)	(81,632)
Loss on extinguishment of debt	—	—	—	—	(20,000)
Gain on sale of short term investment	—	—	—	—	12,734
Total other expense	(4,440)	(4,765)	(31,378)	(9,507)	(88,898)
LOSS BEFORE PROVISION FOR INCOME TAXES	(11,090)	(8,776)	(49,860)	(31,769)	(370,272)
Provision for income taxes	—	—	—	—	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(11,090)	$(8,776)	(49,860)	(31,769)	$(370,272)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	(0.00)	(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	13,669,210	8,669,210	13,339,540	8,071,384

The accompanying notes are an integral part of these condensed financial statements.

  AMASYS CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,		Period from entering Development Stage (October 1, 2006) through December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,860)	$(31,769)	$(370,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Inducement of note payable – stock issued	20,000	—	40,000
Gain on sale of short term investment	—	—	(12,734)

Changes in operating assets and liabilities;
Accounts payable and accrued expenses	7,708	12,216	58,987
Accounts payable, related parties	—	—	16,972
Net cash used in operating activities	(22,152)	(19,553)	(267,046)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	—	—	40,570
Net cash provided by investing activities	—	—	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	—	3,500
Proceeds from notes payable, related parties	20,000	20,000	220,000
Net cash provided by financing activities	20,000	20,000	223,500
NET INCREASE (DECREASE) IN CASH	(2,152)	447	(2,976)
CASH, Beginning of period	2,425	122	3,249
CASH, End of period	$273	$569	$273
SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Notes payable, related party used to exercise warrants	$—	$20,000	$20,000

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

The unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2011 included in our Annual Report on Form 10-K. The results of the three month period ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year ending June 30, 2012.

Going Concern — The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $734,034 at December 31, 2011.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

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

Cash and Cash Equivalents — We consider investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 2011, we have no cash equivalents.

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

Net Loss Per Share — Basic net loss and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.  As of December 31, 2011 and June 30, 2011, there were 1,000,000 dilutive securities which are considered anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject us to a concentration of credit risk consist of cash.  We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Subsequent Events - In preparing the financial statements, management has evaluated, as determined necessary by the Company’s management, events that have occurred after December 31, 2011, up until February 14, 2012, the date the financial statements were available to be issued.

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

Recent Accounting Guidance Not Yet Adopted

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will not have a material impact to our financial statements.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

NOTE 2 – NOTE PAYABLE RELATED PARTIES

Notes payable:

A summary of the notes payable activity is as follows:

Balance, June 30, 2011	$140,000
Additional notes payable issued	10,000
Balance, December 31, 2011	$150,000

Accrued interest:

A summary of the accrued interest activity is as follows:

Balance, June 30, 2011	$50,112
Accrued interest for the six months ended December 31, 2011	11,378
Balance, December 31, 2011	$61,490

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note had an interest rate of 10% per annum, was unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2012. As of December 31, 2011, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $0.01 per share. The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2012. As of December 31, 2011, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share. The warrants were estimated to have no significant fair market value.

On August 24, 2010, these warrants were exercised by using the $10,000 note payable, related party loan balances issued on May 24, 2007 to C.W Gilluly and Private Capital Group, in lieu of cash. In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of December 31, 2011, accrued interest payable totaled $7,431 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of December 31, 2011, accrued interest payable totaled $2,362 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of December 31, 2011, accrued interest payable totaled $6,347 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of December 31, 2011, accrued interest payable totaled $9,877 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of December 31, 2011, accrued interest payable totaled $15,044 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of December 31, 2011, accrued interest payable totaled $3,330 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of December 31, 2011, accrued interest payable totaled $4,182 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of December 31, 2011, accrued interest payable totaled $1,305 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of December 31, 2011, accrued interest payable totaled $1,162 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of December 31, 2011, accrued interest payable totaled $1,032 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of December 31, 2011, accrued interest payable totaled $1,013 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of December 31, 2011, accrued interest payable totaled $717 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of December 31, 2011, accrued interest payable totaled $621 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of December 31, 2011, accrued interest payable totaled $59 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On May 31, 2011, Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer, converted $40,000 of the most recent notes into 4,000,000 shares of the Company’s restricted stock common stock.

On August 31, 2011, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2012. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded $20,000 of interest expense related to the shares issued. As of December 31, 2011, accrued interest payable totaled $499 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

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

For the Three Months Ended December 31, 2011 and 2010

Results of Operations

General and Administrative Expenses

General and administrative expenses were $6,650 and $4,011 for the three months ended December 31, 2011 and 2010, respectively. The increase in general and administrative expenses of $2,639 for the three month period was mainly due to the decrease in various corporate expenses as a result of the Company’s attempts to sell the Company.

Other Income (Expense)

Other expense was $4,440 and $4,765 for the three months ended December 31, 2011 and 2010, respectively.  The decrease for the three month period of $325 is due to the decrease in notes payable.

For the Six Months Ended December 31, 2011 and 2010

Results of Operations

General and Administrative Expenses

General and administrative expenses were $18,482 and $22,262 for the six months ended December 31, 2011 and 2010, respectively. The decrease in general and administrative expenses of $3,780 for the six month period was mainly due to the decrease in various corporate expenses as a result of the Company’s attempts to sell the Company.

Other Income (Expense)

Other expense was $31,378 and $9,507 for the six months ended December 31, 2011 and 2010, respectively.  The increase for the six month period of $21,871 is due to the additional interest expense accrued on our additional notes payable, related party balances and interest expense recorded for shares issued as an inducement to enter into a loan. During the six months ended December 31, 2011, the Company issued an additional $10,000 of related party notes payable.

Liquidity and Capital Resources

 Net cash used in operating activities was $22,152 and $19,553 in the six months ended December 31, 2011 and 2010, respectively.  The increase was primarily due to the increase in our net loss for the six months ended December 31, 2011 compared to 2010.

Net cash provided by investing activities was $-0- and $-0- in the six months ended December 31, 2011 and 2010, respectively.

Net cash provided by financing activities was $20,000 and $20,000 in the six months ended December 31, 2011 and 2010, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $734,034 at December 31, 2011.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of December 31, 2011, we had an accumulated deficit of $734,034.  We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

AMASYS CORPORATION

Date: February 14, 2012	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.