Form 10-Q
period 2012-03-31
AMASYS CORP
filed 2012-05-01
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2012

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2012
Common Stock, $.01 par value	13,669,210

AMASYS CORPORATION

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Balance Sheets — March 31, 2012 (Unaudited) and June 30, 2011	3
	Condensed Statements of Operations — Three and nine months ended March 31, 2012 and 2011 and the period from entering development stage (October 1, 2006) through March 31, 2012 (Unaudited)	4
	Condensed Statements of Cash Flows — Nine months ended March 31, 2012 and 2011 and the period from entering development stage (October 1, 2006) through March 31, 2012 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 4T.	CONTROLS AND PROCEDURES	12
PART II	OTHER INFORMATION	13
ITEM 1	LEGAL PROCEEDINGS	13
ITEM 1A	RISK FACTORS	13
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	14
ITEM 4	(REMOVED AND RESERVED)	14
ITEM 5	OTHER INFORMATION	14
ITEM 6	EXHIBITS	14

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2012	2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,844	$2,425

TOTAL CURRENT ASSETS	1,844	2,425
TOTAL ASSETS	$1,844	$2,425

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$35,899	$28,250
Accounts payable - related parties	24,500	24,500
Notes payable and accrued interest, related parties	221,090	190,111
TOTAL CURRENT LIABILITIES	281,489	242,861

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, 13,669,210 and 12,669,210 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	136,692	126,692
Additional paid in capital	327,046	317,045

Accumulated deficit (including $379,621 accumulated during development stage)	(743,383)	(684,173)
TOTAL STOCKHOLDERS’ DEFICIT	(279,645)	(240,436)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,844	$2,425

The accompanying notes are an integral part of these condensed financial statements.

 AMASYS CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from entering Development Stage (October 1, 2006) through March 31,
	2012	2011	2012	2011	2012
REVENUES	$—	$—	—	—	$—
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	—	—	—
OPERATING EXPENSES:
General and administrative expenses	4,750	14,315	23,232	36,576	286,123
Total operating expenses	4,750	14,315	23,232	36,576	286,123
LOSS FROM OPERATIONS	(4,750)	(14,315)	(23,232)	(36,576)	(286,123)
OTHER INCOME (EXPENSE):
Interest expense	(4,600)	(5,293)	(35,978)	(14,800)	(86,232)
Loss on extinguishment of debt	—	—	—	—	(20,000)
Gain on sale of short term investment	—	—	—	—	12,734
Total other expense	(4,600)	(5,293)	(35,978)	(14,800)	(93,498)
LOSS BEFORE PROVISION FOR INCOME TAXES	(9,350)	(19,608)	(59,210)	(51,376)	(379,621)
Provision for income taxes	—	—	—	—	—

NET LOSS	$(9,350)	$(19,608)	(59,210)	(51,376)	$(379,621)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	(0.00)	(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	13,669,210	8,669,210	13,443,755	8,267,750

The accompanying notes are an integral part of these condensed financial statements.

  AMASYS CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,		Period from entering Development Stage (October 1, 2006) through March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,210)	$(51,376)	$(379,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Inducement of note payable – stock issued	20,000	—	40,000
Gain on sale of short term investment	—	—	(12,734)

Changes in operating assets and liabilities;
Accounts payable and accrued expenses	13,628	17,384	64,908
Accounts payable, related parties	—	—	16,972
Net cash used in operating activities	(25,581)	(33,992)	(270,475)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	—	—	40,570
Net cash provided by investing activities	—	—	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	—	3,500
Proceeds from notes payable, related parties	25,000	35,000	225,000
Net cash provided by financing activities	25,000	35,000	228,500
NET INCREASE (DECREASE) IN CASH	(581)	1,008	(1,405)
CASH, Beginning of period	2,425	122	3,249
CASH, End of period	$1,844	$1,130	$1,844
SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Interest expense	$13,470	$14,260	$66,090
Notes payable, related party used to exercise warrants	$—	$20,000	$20,000

The accompanying notes are an integral part of these condensed financial statements.

AMASYS CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited condensed interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2011 included in our Annual Report on Form 10-K. The results of the three and nine month periods ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending June 30, 2012.

Going Concern — The accompanying unaudited condensed interim financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $743,383 at March 31, 2012.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Development Stage Activities - Since we redeemed and converted all of the outstanding Series A Preferred Stock of Comtex at the end of September 2006, starting October 1, 2006 we have not conducted any business operations. All of our operating results and cash flows reported in the accompanying unaudited condensed interim financial statements from October 1, 2006 are considered to be those related to development stage activities and represent the cumulative amounts from its development stage activities required to be reported.

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

Cash and Cash Equivalents — We consider investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2012, we have no cash equivalents.

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

Net Loss Per Share — Basic net loss and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.  As of March 31, 2012 and June 30, 2011, there were 1,000,000 dilutive securities which are considered anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject us to a concentration of credit risk consist of cash.  We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Subsequent Events - We have evaluated subsequent events through April 30, 2012, which is the date these financial statements were available to be issued. .

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

Recent Accounting Guidance Adopted

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

NOTE 2 – NOTE PAYABLE RELATED PARTIES

Notes payable:

A summary of the notes payable activity is as follows:

Balance, June 30, 2011	$140,000
Additional notes payable issued	15,000
Balance, March 31, 2012	$155,000

Accrued interest:

A summary of the accrued interest activity is as follows:

Balance, June 30, 2011	$50,112
Accrued interest for the nine months ended March 31, 2012	15,978
Balance, March 31, 2012	$66,090

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note had an interest rate of 10% per annum, was unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $0.01 per share. The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share. The warrants were estimated to have no significant fair market value.

On August 24, 2010, these warrants were exercised by using the $10,000 note payable, related party loan balances issued on May 24, 2007 to C.W. Gilluly and Private Capital Group, in lieu of cash. In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $7,880 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $2,512 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $6,796 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $10,625 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $16,241 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $3,629 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $4,631 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $1,455 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $1,312 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $1,182 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $1,111 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $717 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $621 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $59 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On May 31, 2011, Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer, converted $40,000 of the most recent notes into 4,000,000 shares of the Company’s restricted stock common stock.

On August 31, 2011, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2012. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded $20,000 of interest expense related to the shares issued. As of March 31, 2012, accrued interest payable totaled $700 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On January 23, 2012, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2012. As of March 31, 2012, accrued interest payable totaled $112 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

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

Company History

AMASYS Corporation (“AMASYS”, the “Company,” us, we or our) was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996.  As a result of a series of transactions during the 1980’s, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. (“Comtex”) and Analex Corporation (“Analex”), formerly known as Hadron, Inc. As of March 31, 2006, AMASYS no longer had an equity interest in Comtex and no longer had an equity interest in Analex.

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (GAAP), which requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management identifies critical accounting estimates as:

-	those that require the use of assumptions about matters that are inherently and highly uncertain at the time the estimates are made; and
-	those for which changes in the estimate or assumptions, or the use of different estimates and assumptions, could have a material impact on our results of operations or financial condition.

Management has discussed the development, selection and disclosure of our critical accounting estimates with our Board of Directors. For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-K for the year ended June 30, 2011. We have not changed these policies from those previously disclosed.

 For the Three Months Ended March 31, 2012 and 2011

Results of Operations

General and Administrative Expenses

General and administrative expenses were $4,750 and $14,315 for the three months ended March 31, 2012 and 2011, respectively. The increase in general and administrative expenses of $9,565 for the three month period was mainly due to the decrease in various corporate expenses as a result of management’s attempts to sell the Company.

Other Income (Expense)

Other expense was $4,600 and $5,293 for the three months ended March 31, 2012 and 2011, respectively.  The decrease for the three month period of $693 is due to the decrease in notes payable.

For the Nine Months Ended March 31, 2012 and 2011

Results of Operations

General and Administrative Expenses

General and administrative expenses were $23,232 and $36,576 for the nine months ended March 31, 2012 and 2011, respectively. The decrease in general and administrative expenses of $13,344 for the nine month period was mainly due to the decrease in various corporate expenses as a result of management’s attempts to sell the Company.

Other Income (Expense)

Other expense was $35,978 and $14,800 for the nine months ended March 31, 2012 and 2011, respectively.  The increase for the nine month period of $21,178 is due to the additional interest expense accrued on our additional notes payable, related party balances and interest expense recorded for shares issued as an inducement to enter into a loan. During the nine months ended March 31, 2012, the Company issued an additional $10,000 of related party notes payable.

Liquidity and Capital Resources

 Net cash used in operating activities was $25,581 and $33,992 in the nine months ended March 31, 2012 and 2011, respectively.  The decrease was primarily due to the decrease in professional fees for the nine months ended March 31, 2012 compared to 2011.

Net cash provided by investing activities was $-0- and $-0- in the nine months ended March 31, 2012 and 2011, respectively.

Net cash provided by financing activities was $25,000 and $35,000 in the nine months ended March 31, 2012 and 2011, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $743,383 as of March 31, 2012.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of March 31, 2012, we had an accumulated deficit of $743,383.  We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

AMASYS CORPORATION

Date: May 1, 2012	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.