Form 10-K
period 2012-06-30
AMASYS CORP
filed 2012-09-10
CIK 1023198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☒      No   ☐

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on December 31, 2011, the last business day of the registrant's most recently completed second fiscal quarter was $86,595 (based on the closing sales price of the registrant's common stock on that date).

As of September 7, 2012, 14,669,210 shares of the common stock of the registrant were outstanding.

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

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business, anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

We have a history of incurring losses from operations. As of June 30, 2012, we had an accumulated deficit of $752,543.   We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Primarily as a result of our recurring losses and our lack of liquidity, our independent auditor’s report includes an explanatory paragraph describing the substantial doubt as to our ability to continue as a going concern.

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

announcements concerning our strategy;

litigation; and

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Public Market for Common Stock

Our common stock is quoted on the OTC Bulletin Board under “AMAS.OB” and on the OTC Markets under the symbol "AMAS.QB."  Our Common Stock, par value $.01 per share (“Common Stock”), has minimal trading volume.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Bulletin Board and the OTC Markets.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended June 30, 2011:
First Quarter	$.0001	$.0001
Second Quarter	$.0001	$.0001
Third Quarter	$.1500	$.0001
Fourth Quarter	$.2500	$.0700
Fiscal year ended June 30, 2012:
First Quarter	$.0800	$.0500
Second Quarter	$.0500	$.0400
Third Quarter	$.0500	$.0300
Fourth Quarter	$.0500	$.0400

Holders

On September 7, 2012, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.035 per share.  As of September 7, 2012, there were approximately 429 record holders of the Company's Common Stock.  Our transfer agent is American Stock Transfer and Trust Company LLC.

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

On August 9, 2012, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan.

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

Recently Issued Accounting Pronouncements

Refer to the notes to the financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our Company, as well as those significant accounting standards that have been adopted during the current year.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

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

Certain reclassifications have been made to the prior fiscal year amounts disclosed in the consolidated financial statements to conform to the presentation for the fiscal year ended June 30, 2012. These reclassifications had no effect on the reported net loss or stockholders’ equity.

Results of Operations

Comparison of the fiscal year ended June 30, 2012 to the fiscal year ended June 30, 2011

We had a net loss of $68,370 for the year ended June 30, 2012 compared to a net loss of $59,044 for the year ended June 30, 2011.  The change is explained below.

General and administrative costs:  G&A expenses decreased approximately $14,236 from $41,946 in the fiscal year 2011 to $27,710 in fiscal year 2012 primarily due to a decrease in professional fees.

Other income (expense):  Other expense increased $23,562 from other expense of $17,098 in fiscal year 2011 to other expense of $40,660 in fiscal year 2012, primarily due to the additional interest expense accrued on our additional notes payable from related party and interest expense recorded for shares issued as an inducement for loan financing.

Liquidity and Capital Resources

We have had minimal operating activity since commencing operations in 1996 and are now relying on loans from related parties as funding sources since we can no longer expect to meet our short-term obligations.

Net cash used in operating activities was $18,861 and $37,697 in the years ended June 30, 2012 and 2011, respectively.

Net cash provided by investing activities was $0 and $0 in the years ended June 30, 2012 and 2011, respectively.

Net cash provided by financing activities was $17,000 and $40,000 in the years ended June 30, 2012 and 2011, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $752,543 at June 30, 2012.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

Going Concern Uncertainties

As of the date of this annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Commitments and Contractual Obligations

As of June 30, 2012, we have no contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. No unaudited quarterly operating data is included in this Form 10-K as we conducted no operations from entering development stage through June 30, 2012.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2012, we had outstanding notes payable totaling $157,000 plus accrued interest of $70,770 to two related parties. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would have a material effect on our annual interest expense, our results of operations or financial condition as we rely on these notes to sustain our operations.  Since we do not have transactions in foreign currencies, we do not consider it necessary to hedge against currency risk.

Item 8.

   Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

AMASYS CORPORATION

(a development stage company)

Report of Independent Registered Public Accounting Firm	13

Balance Sheets as of June 30, 2012 and 2011	14

Statements of Operations for the years ended June 30, 2012 and 2011 and for the period October 1, 2006 (date of entering development stage) through June 30, 2012	15

Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2012 and 2011 and for the period October 1, 2006 (date of entering development stage) through June 30, 2012	16

Statements of Cash Flows for the years ended June 30, 2012 and 2011 and for the period October 1, 2006 (date of entering development stage) through June 30, 2012	17

Notes to Financial Statements	18-25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Amasys Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Amasys Corporation (A Development Stage "Company") as of June 30, 2012 and 2011 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended and for the period from October 1, 2006 (Inception) through June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amasys Corporation as of June 30, 2012 and 2011, and the result of its operations and its cash flows for the year then ended and for the period from October 1, 2006 (Inception) through June 30, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/Anton & Chia

____________________

Anton & Chia, LLP

Newport Beach, CA

September 7, 2012

AMASYS Corporation

(a development stage company)

Balance Sheets

	June 30,	June 30,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$564	$2,425

TOTAL ASSETS	$564	$2,425

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$37,100	$28,250
Accounts payable, related parties	24,500	24,500
Notes payable and accrued interest, related parties	227,770	190,111
TOTAL CURRENT LIABILITIES	289,370	242,861

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and 2011, respectively	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,669,210 and 12,669,210 shares issued and outstanding at June 30, 2012 and 2011, respectively	136,692	126,692
Additional paid in capital	327,045	317,045
Accumulated deficit	(752,543)	(684,173)
Total stockholders’ deficit	(288,806)	(240,436)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$564	$2,425

The accompanying notes are an integral part of the financial statements.

AMASYS Corporation

(a development stage company)

Statements of Operations

	Year Ended June 30,		Period from October 1, 2006 (date of entering development stage) through June 30,
	2012	2011	2012
REVENUES	$—	$—	$—
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES
General and administrative expenses	27,710	41,946	290,602
Total operating expenses	27,710	41,946	290,602
LOSS FROM OPERATIONS	(27,710)	(41,946)	(290,602)
OTHER INCOME (EXPENSE):
Interest expense	(40,660)	(17,098)	(90,912)
Stock issued for loans	—	—	(20,000)
Gain on sale of investment	—	—	12,734

Total other expense	(40,660)	(17,098)	(98,178)

LOSS BEFORE PROVISION FOR INCOME TAXES	(68,370)	(59,044)	(388,780)

Provision for income taxes	—	—	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(68,370)	$(59,044)	$(388,780)

NET LOSS PER SHARE OF COMMON STOCK
EPS – Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	13,467,471	8,696,607

The accompanying notes are an integral part of the financial statements.

AMASYS Corporation

(a development stage company)

Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Additional Paid-In Capital		Accumulated Other Comprehensive Income	(Accumulated Deficit) Retained Earnings	Accumulated Deficit During Development Stage	Total Stockholders’ Equity (Deficit)
Balance – October 1, 2006	--	$--	--	$--	$317,045		$37,773	$(363,762)	$--	$57,748

Recognition of loss on sale of marketable equity securities	--	--	--	--	--		(37,773)	--	--	(37,773)

Net loss	--	--	--	--	--		--	--	(46,218)	(46,218)
Comprehensive loss										(83,991)
Balance – June 30, 2007	--	$--	6,669,210	$66,692	$317,045		$--	$(363,762)	$(46,218)	$(26,243)

Net loss	--	--	--	--	--		--	--	(48,186)	(48,186)

Balance – June 30, 2008	--	$--	6,669,210	$66,692	$317,045		$--	$(363,762)	$(94,404)	$(74,429)

Net loss	--	--	--	--	--		--	--	(111,762)	(111,762)

Balance – June 30, 2009	--	$--	6,669,210	$66,692	$317,045		$--	$(363,762)	$(206,166)	$(186,191)

Net Loss									(55,201)	(55,201)

Balance – June 30, 2010	--	$--	6,669,210	$66,692	$317,045		$--	$(363,762)	$(261,367)	$(241,392)

Exercise of warrants			2,000,000	20,000		-				20,000

Conversion of debt			4,000,000	40,000						40,000

Net loss									(59,044)	(59,044)

Balance – June 30, 2011			12,669,210	126,692	317,045			(363,762)	(320,411)	(240,436)

Issuance of stock for note inducement			1,000,000	10,000	10,000					20,000

Net loss									(68,370)	(68,370)

Balance – June 30, 2012			13,669,210	136,692	327,045			(363,762)	(388,781)	(288,806)

The accompanying notes are an integral part of the financial statements.

AMASYS Corporation

(a development stage company)

Statements of Cash Flows

	Year Ended June 30,		Period from October 1, 2006 (date of entering development stage) through June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,370)	$(59,044)	$(388,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Inducement of note payable – stock issued	20,000	—	40,000
Gain on sale of short term investment	—	—	(12,734)
Changes in operating assets and liabilities:
Accounts payable, related parties	—	—	16,972
Accounts payable and accrued expenses	29,509	21,347	80,788
Net cash used in operating activities	(18,861)	(37,697)	(263,755)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	—	—	40,570
Net cash provided by investing activities	—	—	40,570
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	—	3,500
Proceeds from notes payable, related parties	17,000	40,000	217,000
Net cash provided by financing activities	17,000	40,000	220,500
NET INCREASE / (DECREASE) IN CASH	(1,861)	2,303	(2,685)
CASH Beginning of period	2,425	122	3,249
CASH End of period	$564	$2,425	$564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$—	$—	$—
Notes payable, related party used to exercise warrants	20,000	—	20,000

The accompanying notes are an integral part of the financial statements.

AMASYS Corporation

(a development stage company)

Notes to Financial Statements

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

AMASYS Corporation (the “Company”, “We” or “Our”) was incorporated in Delaware in 1992, and in 1996 received all of the remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 1, 1996 and effective as of June 21, 1996.

Basis of Presentation and Going Concern Uncertainty

Our financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained recurring losses and as of June 30, 2012, we have no business operations and have a net working capital deficiency.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business.  Until such time, we anticipate our working capital needs will be funded through notes from our major stockholders.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage Activities

Since we redeemed and converted all of our outstanding Series A Preferred Stock at the end of September 2006, starting October 1, 2006 we have not conducted any business operations. All of our operating results and cash flows reported in the accompanying financial statements from October 1, 2006 through June 30, 2012 are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from our development stage activities required to be reported pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.

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

Cash and Cash Equivalents

The Company maintains deposits in a financial institution.  The Federal Deposit Insurance Corporation provides coverage for interest bearing and noninterest bearing transaction accounts of up to $250,000 through December 31, 2013.  At June 30, 2012, none of the Company’s cash was in excess of federally insured limits.

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

Net Loss Per Share

Basic net loss and diluted loss per share (“EPS”) is computed by dividing net loss available to common stockholders by weighted average common shares outstanding.  Diluted EPS is computed similarly, except that it includes the assumed exercise of stock options as long as the effect is not anti-dilutive.  For the years ended June 30, 2012 and 2011, the effect of the assumed exercise of the stock options were not included in the net loss per share calculations because the inclusion would have been anti-dilutive.

Fair value of financial instruments

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

Management believes it is not practical to estimate the fair value of notes payable to related parties because the transactions cannot be assumed to have been consummated at arm's length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Recent Accounting Guidance Adopted

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. The Company's adoption of this accounting guidance did not have a material impact on its financial statements and related disclosures.

Recent Accounting Guidance Not Yet Adopted

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012 and we do not anticipate adoption of this accounting standard will have a material effect on our financial statements and related disclosures.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and we do not anticipate adoption of this accounting standard will have a material effect on our financial statements and related disclosures.

The FASB issued Accounting Standards Update (ASU) No. 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2012-02 on the financial statements.

NOTE 3 – NOTE PAYABLE RELATED PARTIES AND ACCRUED INTEREST

Notes payable:

A summary of the notes payable activity is as follows:

Balance, June 30, 2011	$140,000
Additional notes payable issued	17,000
Balance, June 30, 2012	$157,000

Accrued interest:

A summary of the accrued interest activity is as follows:

Balance, June 30, 2011	$50,112
Accrued interest for the year ended June 30, 2012	20,658
Balance, June 30, 02012	$70,770

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note had an interest rate of 10% per annum, was unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $0.01 per share. The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share. The warrants were estimated to have no significant fair market value.

On August 24, 2010, these warrants were exercised by using the $10,000 note payable, related party loan balances issued on May 24, 2007 to C.W. Gilluly and Private Capital Group, in lieu of cash. In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $8,328 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $2,661 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $7,244 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $11,373 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $17,438 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $3,929 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $5,079 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $1,604 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $1,461 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $1,332 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $1,012 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $717 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $621 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $59 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On May 31, 2011, Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer, converted $40,000 of the most recent notes into 4,000,000 shares of the Company’s restricted stock common stock.

On August 31, 2011, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2012. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded $20,000 of interest expense related to the shares issued. As of June 30, 2012, accrued interest payable totaled $999 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On January 23, 2012, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $261 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On April 25, 2012, we received an additional $2,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $43 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

NOTE 4 – INCOME TAXES

The following table reconciles the Company’s statutory tax rate to the effective tax rate:

	2012		2011

Tax benefit (expense) at statutory rate	$23,000	34%	$20,000	34%
Reconciling items:

State income taxes	2,700	4%	2,300	4%

Valuation allowance	(25,700)	(38)%	(22,300)	(38)%
Effective tax rate	$—	0%	$—	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets as of June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011

Deferred tax assets:
Net operating losses carryforwards	$516,179	$491,129

Total deferred tax assets	516,179	491,129

Deferred tax liabilities:	-0-	-0-

Total deferred tax liabilities	-0-	-0-

Net deferred tax asset	516,179	491,129
Valuation allowance	(516,179)	(491,129)
Deferred tax asset, net	$—	$—

A reconciliation of net loss per books with net loss per return is as follows

	June 30,
	2012	2011
Net loss, per books	$(68,370)	$(59,044)
Income subject to tax not recorded on the books:
(Income) expense recorded on the books not included on the return:
Net loss, per return	$(68,370)	$(59,044)

Income tax expense, per return	$-0-	$-0-
Available net operating loss (NOL) carryover from prior tax years	1,340,417	1,281,373
NOL generated	68,370	59,044
Total NOL carryover to future years	1,408,787	1,340,417
NOL expiring	-0-	-0-
NOL available to future years	$1,408,787	$1,340,417

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some, or all, of the deferred tax asset will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2012.  The net change in the valuation allowance during the year ended June 30, 2012 was an increase of approximately $25,000.

As of June 30, 2012 we had net operating loss carryforwards for federal income tax purposes of $1,408,787, which will expire through 2031.  Utilization of these net operating losses may be subject to limitations under IRC Section 382, in the event of significant changes in our stock ownership.  To the extent that we are able to utilize available tax loss carryforwards that arose from operations in tax years prior to June 30, 1996, any benefit realized will be credited to additional paid in capital.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48") which was codified as ASC Topic 740. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company determined the adoption to have no effect on results of operations or financial position at or for the year ended June 30, 2012 or 2011. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

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

Accept as set forth in Note 5, we did not issue any warrants for the years ended June 30, 2012 and 2011.

Note 7 – COMMITMENTS AND CONTINGENCIES

The Company has issued notes payable to related parties which are due December 31, 2013.  Notes payable, related parties and the related accrued interest due at June 30, 2012 is $227,770.

Note 8 – SUBSEQUENT EVENTS

On August 9, 2012, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2013. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2012, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred for the year ended June 30, 2012, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

 The following table contains information as of June 30, 2012 as to each Director of the Company:

Director

Name	Since	Age	Office Held
C.W. Gilluly, Ed.D.	1992	66	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer
Robert J. Lynch, Jr. (1, 2)	1992	79	Director
Thomas E. McMahan (1, 2)	1992	69	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee

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

Executive Officer

As of June 30, 2012, the only executive officer of the Company who is not also a Director of the Company is S. Amber Gordon, the Corporate Secretary of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended June 30, 2012 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer, during the fiscal year ended June 30, 2012.  Neither Dr. Gilluly nor any other officer receives compensation in excess of $100,000 per year.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Options Granted	All Other Compensation
C.W. Gilluly, Chairman, President and Chief Financial Officer	2012	—	—	—	—
	2011 2010	— —	— —	— —	— —

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of June 30, 2012.

 Fiscal Year-End Option Values

Name	Shares Acquired upon Exercise of Options	Value Realized From Exercise Of Options	Number of Shares Underlying Unexercised Options at June 30, 2012 Exercisable Unexercisable	Value of Unexercised In-the-Money Options at June 30, 2012 Exercisable Unexercisable
C.W. Gilluly	—	—	— —	$— $—

Compensation of Directors

The Company pays non-employee members of the Board $500 per board meeting, and $250 per audit committee meeting, plus travel expenses incurred in connection with attendance at Board meetings.  During fiscal year 2012, each of the Company’s non-employee Directors received compensation as shown below for services rendered to the Company.

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

Compensation Committee Report on Executive Compensation

Compensation for the President and Chief Executive Officer

The Committee reports that during the fiscal year ended June 30, 2012, Dr. Gilluly received payment of $-0- as compensation for his services as President and Chief Executive Officer and Chief Financial Officer of the Company.

Submitted by the Compensation Committee

Robert J. Lynch, Jr.

Thomas E. McMahan

Compensation Committee Interlocks and Insider Participation

None

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of September 7, 2012, regarding the beneficial ownership of the Company’s Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), of more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see “Executive Compensation”) (iv) all executive officers and Directors of the Company as a group and (v) 14,669,210 shares of our common stock outstanding on September 7, 2012.  Unless otherwise indicated, the address of each named beneficial owner is c/o AMASYS Corp., 6462 Little River Turnpike, Suite E, Alexandria, Virginia.  Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Tepco Ltd. The Continental Building 25 Church Street, Hamilton HM 12, Bermuda	2,069,080		14.1%
Private Capital Group, LLC Two Grand Central Tower 140 E. 45th Street, Suite 15C New York, NY 10017	2,000,000		13.63%
Chip Brian	4,000,000		27.32%
C.W. Gilluly, Chairman and CEO	6,427,048		43.81%
Robert J. Lynch, Jr., Director	6,245 (2)		*
Thomas E. McMahan, Director	27,043	*
All Directors and Executive Officers as a group (4 persons)	6,460,991		47.27%

* Less than 1%

(1)	Beneficial ownership is direct unless otherwise indicated and includes warrants that are exercisable within 60 days. The percentage of beneficial ownership of all Directors and executive officers as a group is based on the sum of the total number of shares outstanding and all outstanding warrants held by Directors and executive officers that are exercisable within 60 days.
(2)	Includes 245 shares held by Mr. Lynch’s wife.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Dr. Gilluly serves as our Chairman of the Board, Chief Executive Officer and Chief Financial Officer.  Dr. Gilluly also serves as Chairman of the Board of Directors of Comtex.  Mr. Lynch, a Director of the Company, also serves as a Director of Comtex.

Item 14.  Principal Accountant Fees and Services

Audit Fees

 During the fiscal year ended June 30, 2012 and 2011, we paid to our current principal accountant, Anton and Chia approximately $3,950 and $1,300, respectively for auditing services they performed throughout those years.

  Tax Fees

During 2012, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During 2012, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of June 30, 2012 and 2011.

Statements of Operations for the year ended June 30, 2012, for the year ended June 30, 2011 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2012.

Statements of Stockholders’ Equity (Deficit) for the year ended June 30, 2012, for the year ended June 30, 2011 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2012.

Statements of Cash Flows for the year ended June 30, 2012, for the year ended June 30, 2011 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2012.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Number	Description
1.1	Specimen certificate for the Common Stock, $.01 par value, of the Registrant (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

2.1	Third Joint Chapter 11 Plan of Reorganization for Infotechnology, Inc. dated March 30, 1994, as confirmed by the Bankruptcy Court (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

2.2	Order Confirming Third Joint Plan of Reorganization dated as of June 23, 1994 of Infotechnology, Inc. and Questech Capital Corporation (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

2.3	Assignment and Assumption Agreement between the Company and Infotechnology, Inc. (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

3.1	Restated Certificate of Incorporation of AMASYS Corporation (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

3.2	Bylaws of AMASYS Corporation (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

10.1	AMASYS Corporation Warrant issued to Chip Brian (incorporated by reference to the Company’s Form 8-K filed on September 6, 2011).

23	Consent of Independent Registered Public Accounting Firm for the period October 1, 2006 through June 30, 2011.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMASYS CORPORATION
Date: September 7, 2012
By : /s/ C.W. GILLULY
C.W. Gilluly, Ed.D.
President, Chief Executive Officer and Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature                                             Title                               Date

/s/ C.W. Gilluly                               Chairman                    September 7, 2012

C.W. Gilluly, Ed.D.                           and Director

/s/ Robert J. Lynch, Jr.                    Director                        September 7, 2012

Robert J. Lynch, Jr.

/s/ Thomas E. McMahan                 Director                        September 7, 2012

Thomas E. McMahan