Form 10-Q
period 2012-09-30
AMASYS CORP
filed 2012-11-13
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2012

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2012
Common Stock, $.01 par value	14,669,210

AMASYS CORPORATION

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Balance Sheets — September 30, 2012 (Unaudited) and June 30, 2011	3
	Condensed Statements of Operations — Three ended September 30, 2012 and 2011 and the period from entering development stage (October 1, 2006) through September 30, 2012 (Unaudited)	4
	Condensed Statements of Cash Flows — Three months ended September 30, 2012 and 2011 and the period from entering development stage (October 1, 2006) through September 30, 2012 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4T.	CONTROLS AND PROCEDURES	13
PART II	OTHER INFORMATION	14
ITEM 1	LEGAL PROCEEDINGS	14
ITEM 1A	RISK FACTORS	14
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	15
ITEM 4	(REMOVED AND RESERVED)	15
ITEM 5	OTHER INFORMATION	15
ITEM 6	EXHIBITS	15

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2012	2012
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,440	$564

TOTAL CURRENT ASSETS	1,440	564
Other assets - discount on note payable	57,358
TOTAL ASSETS	$58,798	$564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$40,050	$37,100
Accounts payable - related parties	24,500	24,500
Notes payable and accrued interest, related parties	242,689	227,770
TOTAL CURRENT LIABILITIES	307,239	289,370

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, 14,669,210 and 13,669,210 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	146,692	136,692
Additional paid in capital	380,929	327,045

Accumulated deficit	(776,062)	(752,543)
TOTAL STOCKHOLDERS’ DEFICIT	(248,441)	(288,806)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$58,798	$564

The accompanying notes are an integral part of these condensed financial statements.

 AMASYS CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Period from entering Development Stage (October 1, 2006) through September 30,
	2012	2011	2012
REVENUES	$—	$—	$—
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES:
General and administrative expenses	12,074	11,832	302,677
Total operating expenses	12,074	11,832	302,677
LOSS FROM OPERATIONS	(12,074)	(11,832)	(302,677)
OTHER INCOME (EXPENSE):
Interest expense	(11,445)	(26,939)	(102,357)
Loss on extinguishment of debt	—	—	(20,000)
Gain on sale of short term investment	—	—	12,734
Total other expense	(11,445)	(26,939)	(109,623)
LOSS BEFORE PROVISION FOR INCOME TAXES	(23,519)	(38,771)	(412,300)
Provision for income taxes	—	—	—

NET LOSS	$(23,519)	$(38,771)	$(412,300)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	14,224,766	13,009,869

The accompanying notes are an integral part of these condensed financial statements.

  AMASYS CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,		Period from entering Development Stage (October 1, 2006) through September 30,
	2012	2011	2012
OPERATING ACTIVITIES:
Net loss	$(23,519)	$(38,771)	$(412,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for loan inducement	3,576	—	3,576
Warrants issued for loan inducement	2,950	—	2,950
Inducement of note payable – stock issued	—	20,000	40,000
Gain on sale of short term investment	—	—	(12,734)
Changes in operating assets and liabilities;
Accounts payable and accrued expenses	2,950	12,215	83,738
Accrued interest payable – related parties	4,919	—	4,919
Accounts payable, related parties	—	—	16,972
Net cash used in operating activities	(9,124)	(6,556)	(272,879)
INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	—	—	40,570
Net cash provided by investing activities	—	—	40,570
FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	—	3,500
Proceeds from notes payable, related parties	10,000	10,000	227,000
Net cash provided by financing activities	10,000	10,000	230,500
NET INCREASE (DECREASE) IN CASH	876	3,444	(1,809)
CASH, Beginning of period	564	2,425	3,249
CASH, End of period	$1,440	$5,869	$1,440

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

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2012 included in our Annual Report on Form 10-K. The results of the three month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending June 30, 2013.

Going Concern —

The accompanying unaudited condensed interim financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $776,062 at September 30, 2012.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Development Stage Activities –

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

Cash and Cash Equivalents —

We consider investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2012, we have no cash equivalents.

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

Net Loss Per Share —

Basic net loss and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.  As of September 30, 2012, there were 2,000,000 dilutive securities which are considered anti-dilutive.

Concentration of Credit Risk —

Financial instruments that potentially subject us to a concentration of credit risk consist of cash.  We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Subsequent Events –

We have evaluated subsequent events through November 13, 2012, which is the date these financial statements were available to be issued. .

Fair Value of Financial Instruments —

Our financial instruments consist of cash, accounts payable, accrued expenses and notes payable.  The carrying values of cash, accounts payable, accrued expenses and notes payable are representative of their fair values due to their short-term maturities.

Fair Value Measurements and Disclosures –

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

Recently Issued Accounting Pronouncements - Adopted

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new amendment did not have a material effect on the Company’s financial position, results of operations or cash flow.

Recently Issued Accounting Pronouncements – Not Adopted

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments. The requirements of this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2012-02 Intangibles Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The adoption of this accounting guidance will not have a material impact on our financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – OTHER ASSETS - DISCOUNT ON NOTE PAYABLE

On August 8, 2012, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2012. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded an interest expense related to the shares inducement based on the stock price on the grant date and amortized it over the term of the loan. The unamortized portion is recorded as discount on note payable. The Company recorded the fair value of the warrants using the Black-Scholes valuation model and the unamortized portion was also recorded as a discount to the note and classified to other assets. The amount of discount on note payable recorded as of September 30, 2012 was $57,358. The expected volatility is 78.87% and based on the daily historical volatility of comparative companies, measured over the 5 years expected term of the option. The risk-free rate is 0.71% and based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option.

NOTE 3 – NOTE PAYABLE RELATED PARTIES

Notes payable:

A summary of the notes payable activity is as follows:

Balance, June 30, 2012	$157,000
Additional notes payable issued	10,000
Balance, September 30, 2012	$167,000

Accrued interest:

A summary of the accrued interest activity is as follows:

Balance, June 30, 2012	$70,770
Accrued interest for the three months ended September 30, 2012	4,919
Balance, September 30, 2012	$75,689

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note had an interest rate of 10% per annum, was unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2013. As of September 30, 2012, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $0.01 per share. The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2013. As of September 30, 2012, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share. The warrants were estimated to have no significant fair market value.

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

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2012, accrued interest payable totaled $2,812 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of September 30, 2012, accrued interest payable totaled $7,698 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of September 30, 2012, accrued interest payable totaled $12,128 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of September 30, 2012, accrued interest payable totaled $18,648 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of September 30, 2012, accrued interest payable totaled $4,231 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2012, accrued interest payable totaled $5,533 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2012, accrued interest payable totaled $1,755 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2012, accrued interest payable totaled $1,613 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2012, accrued interest payable totaled $1,483 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2012, accrued interest payable totaled $1,012 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

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

During the year ended June 30, 2011, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2012, accrued interest payable totaled $621 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2012, accrued interest payable totaled $59 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On May 31, 2011, Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer, converted $40,000 of the most recent notes into 4,000,000 shares of the Company’s restricted stock common stock.

On August 31, 2011, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2012. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded $20,000 of interest expense related to the shares issued. As of September 30, 2012, accrued interest payable totaled $1,302 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On January 23, 2012, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2012, accrued interest payable totaled $413 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On April 25, 2012, we received an additional $2,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2012, accrued interest payable totaled $104 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On August 8, 2012, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2012. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded interest expense related to the shares inducement based on the stock price on the grant date and amortize over the term of the loan and the unamortized portion is recorded as discount on note payable. The Company recorded the fair value of the warrants using the Black-Scholes valuation model and the unamortized portion was also recorded as a discount to the note and classified to other assets. The amount of discount on note payable recorded as of September 30, 2012 was $57,358. The expected volatility is 78.87% and based on the daily historical volatility of comparative companies, measured over the 5 years expected term of the option. The risk-free rate is 0.71% and based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option. Both the interest expense recorded from the shares issuance and warrants issuance are amortized over the term of the loan. As of September 30, 2012, accrued interest payable totaled $169 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

NOTE 4 – SUBSEQUENT EVENTS

On October 25, 2012, we received an additional $3,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013.

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

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended June 30, 2012 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Company History

AMASYS Corporation (“AMASYS”, the “Company,” us, we or our) was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996.  As a result of a series of transactions during the 1980’s, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. (“Comtex”) and Analex Corporation (“Analex”), formerly known as Hadron, Inc. As of September 30, 2006, AMASYS no longer had an equity interest in Comtex and no longer had an equity interest in Analex.

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

For the Three Months Ended September 30, 2012 and 2011

Results of Operations

General and Administrative Expenses

General and administrative expenses were $12,074 and $11,832 for the three months ended September 30, 2012 and 2011, respectively. The increase in general and administrative expenses of $242 for the three month period was mainly due to the increase in various corporate expenses as a result of management’s attempts to sell the Company.

Other Income (Expense)

Other expense was $11,445 and $26,939 for the three months ended September 30, 2012 and 2011, respectively. The decrease for the three month period of $15,494 is due to the additional interest expense accrued on our additional notes payable, related party balances and interest expense recorded for shares issued as an inducement to enter into a loan. During the three months ended September 30, 2012 and 2011, the Company issued an additional $10,000 of related party notes payable.

Liquidity and Capital Resources

 Net cash used in operating activities was $9,124 and $6,556 in the three months ended September 30, 2012 and 2011, respectively.  The increase was primarily due to the increase in professional fees for the three months ended September 30, 2012 compared to 2011.

Net cash provided by investing activities was $-0- and $-0- in the three months ended September 30, 2012 and 2011, respectively.

Net cash provided by financing activities was $10,000 and $10,000 in the three months ended September 30, 2012 and 2011, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $776,062 as of September 30, 2012.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of September 30, 2012, we had an accumulated deficit of $776,062.  We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended June 30, 2012.

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

AMASYS CORPORATION

Date: November 13, 2012	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.