Form 10-Q
period 2012-12-31
AMASYS CORP
filed 2013-02-04
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2012

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2013
Common Stock, $.01 par value	14,669,210

AMASYS CORPORATION

INDEX

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Balance Sheets — December 31, 2012 (Unaudited) and June 30, 2012	3
	Condensed Statements of Operations — Three and six months ended December 31, 2012 and 2011 and the period from entering development stage (October 1, 2006) through December 31, 2012 (Unaudited)	4
	Condensed Statements of Cash Flows — Six months ended December 31, 2012 and 2011 and the period from entering development stage (October 1, 2006) through December 31, 2012 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4T.	CONTROLS AND PROCEDURES	13
PART II	OTHER INFORMATION	14
ITEM 1	LEGAL PROCEEDINGS	14
ITEM 1A	RISK FACTORS	14
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	15
ITEM 4	(REMOVED AND RESERVED)	15
ITEM 5	OTHER INFORMATION	15
ITEM 6	EXHIBITS	15

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

AMASYS CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2012	2012
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$21,652	$564
TOTAL ASSETS	$21,652	$564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$48,500	$37,100
Accounts payable - related parties	24,500	24,500
Deposit from letter of intent	32,500	—
Notes payable and accrued interest from related parties, net	204,869	227,770
TOTAL CURRENT LIABILITIES	310,369	289,370

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, 14,669,210 and 13,669,210 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	146,692	136,692
Additional paid in capital	380,929	327,045

Accumulated deficit	(816,338)	(752,543)
TOTAL STOCKHOLDERS’ DEFICIT	(288,717)	(288,806)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,652	$564

The accompanying notes are an integral part of these condensed financial statements.

 AMASYS CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from entering Development Stage (October 1, 2006) through December 31,
	2012	2011	2012	2011	2012
REVENUES	$—	$—	$—	$—	$—
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	—	—	—
OPERATING EXPENSES:
General and administrative expenses	23,737	6,650	35,812	18,482	326,414
Total operating expenses	23,737	6,650	35,812	18,482	326,414
LOSS FROM OPERATIONS	(23,737)	(6,650)	(35,812)	(18,482)	(326,414)
OTHER INCOME (EXPENSE):
Interest expense	(16,539)	(4,440)	(27,983)	(31,378)	(118,896)
Loss on extinguishment of debt	—	—	—	—	(20,000)
Gain on sale of short term investment	—	—	—	—	12,734
Total other expense	(16,539)	(4,440)	(27,983)	(31,378)	(126,162)
LOSS BEFORE PROVISION FOR INCOME TAXES	(40,276)	(11,090)	(63,795)	(49,860)	(452,576)
Provision for income taxes	—	—	—	—	—

NET LOSS	$(40,276)	$(11,090)	$(63,795)	$(49,860)	$(452,576)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	14,669,210	13,669,210	14,448,216	13,339,540

The accompanying notes are an integral part of these condensed financial statements.

  AMASYS CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,		Period from entering Development Stage (October 1, 2006) through December 31,
	2012	2011	2012
OPERATING ACTIVITIES:
Net loss	$(63,795)	$(49,860)	$(452,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for loan inducement	9,831	20,000	49,831
Warrants issued for loan inducement	8,115	—	8,115
Gain on sale of short term investment	—	—	(12,734)
Changes in operating assets and liabilities;
Accounts payable and accrued expenses	11,400	7,708	92,189
Accrued interest payable – related parties	10,036	—	10,036
Accounts payable, related parties	—	—	16,972
Net cash used in operating activities	(24,412)	(22,152)	(288,167)
INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	—	—	40,570
Net cash provided by investing activities	—	—	40,570
FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	—	3,500
Deposit from investor for letter of intent	32,500		32,500
Proceeds from notes payable, related parties	13,000	20,000	230,000
Net cash provided by financing activities	45,500	20,000	266,000
NET INCREASE (DECREASE) IN CASH	21,088	(2,152)	18,403
CASH, Beginning of period	564	2,425	3,249
CASH, End of period	$21,652	$273	$21,652

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

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2012 included in our Annual Report on Form 10-K. The results of the three and six month periods ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year ending June 30, 2013.

Going Concern —

The accompanying unaudited condensed interim financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $816,338 at December 31, 2012.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Development Stage Activities –

Since we redeemed and converted all of the outstanding Series A Preferred Stock of Comtex News Network, Inc.at the end of September 2006, starting October 1, 2006 we have not conducted any business operations. All of our operating results and cash flows reported in the accompanying unaudited condensed interim financial statements from October 1, 2006 are considered to be those related to development stage activities and represent the cumulative amounts from its development stage activities required to be reported.

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

Cash and Cash Equivalents —

We consider investments with original maturities of 90 days or less to be cash equivalents. As of December 31, 2012, we have no cash equivalents.

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

Net Loss Per Share —

Basic net loss and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.  As of December 31, 2012, there were 2,000,000 dilutive securities which are considered anti-dilutive.

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

NOTE 2 – NOTE PAYABLE RELATED PARTIES, NET

On August 8, 2012, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2013. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded interest expense related to the shares inducement based on the stock price on the grant date and amortized over the term of the loan and the unamortized portion is recorded as a discount on note payable. The Company recorded the fair value of the warrants using the Black-Scholes valuation model and the unamortized portion was also recorded as a discount to the note. The amount of discount on note payable recorded as of December 31, 2012 was $45,937. The expected volatility is 78.87% and is based on the daily historical volatility of comparative companies, measured over the 5 years expected term of the option. The risk-free rate is 0.71% and is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option.

Notes payable:

A summary of the notes payable activity is as follows:

Balance, June 30, 2012	$157,000
Additional notes payable issued	13,000
Discount on note payable	(45,937)
Balance, December 31, 2012	$124,063

Accrued interest:

A summary of the accrued interest activity is as follows:

Balance, June 30, 2012	$70,770
Accrued interest for the six months ended December 31, 2012	10,036
Balance, December 31, 2012	$80,806

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note had an interest rate of 10% per annum, was unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $0.01 per share. The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share. The warrants were estimated to have no significant fair market value.

On August 24, 2010, these warrants were exercised by using the $10,000 note payable, related party loan balances issued on May 24, 2007 to C.W. Gilluly and Private Capital Group, in lieu of cash. In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $9,236 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $2,963 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $8,151 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $12,885 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $19,857 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $4,534 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $5,987 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $1,907 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $1,764 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $1,634 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $1,012 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $717 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $621 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $59 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On May 31, 2011, Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer, converted $40,000 of the most recent notes into 4,000,000 shares of the Company’s restricted stock common stock.

On August 31, 2011, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2012. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded $20,000 of interest expense related to the shares issued. As of December 31, 2012, accrued interest payable totaled $1,604 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On January 23, 2012, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $564 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On April 25, 2012, we received an additional $2,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $164 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On August 8, 2012, we received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2012. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded interest expense related to the shares inducement based on the stock price on the grant date and amortized over the term of the loan and the unamortized portion is recorded as a discount on note payable. The Company recorded the fair value of the warrants using the Black-Scholes valuation model and the unamortized portion was also recorded as a discount to the note and classified to other assets. The amount of discount on note payable recorded as of December 31, 2012 was $57,358. The expected volatility is 78.87% and is based on the daily historical volatility of comparative companies, measured over the 5 years expected term of the option. The risk-free rate is 0.71% and is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option. Both the interest expense recorded from the shares issuance and warrants issuance are amortized over the term of the loan. As of December 31, 2012, accrued interest payable totaled $472 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On October 25, 2012, we received an additional $3,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of December 31, 2012, accrued interest payable totaled $66 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

NOTE 3 – DEPOSIT

On December 24, 2012, the Company received a deposit of $32,500 under a Letter of Intent (“LOI”) which it entered into on December 11, 2012 with StemGen Inc. a Nevada corporation. Under the LOI, if all conditions are satisfied or waived, the following will take place (a) transfer all of the intellectual property rights and operations of StemGen into the direct ownership and control of Amasys; and (b) transfer all of the equity interests of StemGen into the direct ownership and control of Amasys. The LOI is subject to the Company performing a reverse stock split of 1 for 80 and changing its name to StemGen, Inc. StemGen will pay Amasys an amount in cash equal to $325,000 at closing, of which a 10% non-refundable deposit was paid after the signing of the LOI. A definitive agreement will set forth the specific terms of the transaction. The definitive agreement shall contain standard representations and warranties.

NOTE 4 – SUBSEQUENT EVENTS

On January 14, 2013, Mr. Chip Brian terminated and cancelled his warrants to purchase 2,000,000 shares of the Company’s common stock.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended June 30, 2012 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Company History

AMASYS Corporation (“AMASYS”, the “Company,” us, we or our) was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996.  As a result of a series of transactions during the 1980’s, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. (“Comtex”) and Analex Corporation (“Analex”), formerly known as Hadron, Inc. As of December 31, 2006, AMASYS no longer had an equity interest in Comtex and no longer had an equity interest in Analex.

On December 24, 2012, the Corporation received a deposit of $32,500 under a LOI which it entered into on December 11, 2012 with StemGen Inc. a Nevada corporation. Under the LOI, if all conditions are satisfied or waived the following will take place (a) transfer all of the intellectual property rights and operations of StemGen into the direct ownership and control of Amasys; and (b) transfer all of the equity interests of StemGen into the direct ownership and control of Amasys. The LOI is subject to the Company performing a reverse stock split of 1 for 80 and changing its name to StemGen, Inc.. StemGen will pay Amasys an amount in cash equal to $325,000 at closing of which a 10% non-refundable deposit was paid after the signing of the LOI. A definitive agreement will set forth the specific terms of the transaction. The definitive agreement shall contain standard representations and warranties.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with our Board of Directors. For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-K for the year ended June 30, 2012. We have not changed these policies from those previously disclosed.

For the Three Months Ended December 31, 2012 and 2011

Results of Operations

General and Administrative Expenses

General and administrative expenses were $23,737 and $6,650 for the three months ended December 31, 2012 and 2011, respectively. The increase in general and administrative expenses of $17,087 for the three month period was mainly due to the increase in various corporate expenses as a result of changing the Company name and performing a reverse stock split.

Other Income (Expense)

Other expense was $16,539 and $4,440 for the three months ended December 31, 2012 and 2011, respectively. The increase for the three month period of $12,099 is due to the additional interest expense accrued on our additional notes payable, related party balances and interest expense recorded for shares issued as an inducement to enter into a loan.

For the Six Months Ended December 31, 2012 and 2011

Results of Operations

General and Administrative Expenses

General and administrative expenses were $35,812 and $18,482 for the six months ended December 31, 2012 and 2011, respectively. The increase in general and administrative expenses of $17,330 for the six month period was mainly due to the increase in various corporate expenses as a result of changing the Company name and performing a reverse stock split.

Other Income (Expense)

Other expense was $27,983 and $31,378 for the six months ended December 31, 2012 and 2011, respectively. The decrease for the six month period of $3,395 is due to reduced interest expense recorded for shares issued as an inducement to enter into a loan. During the six months ended December 31, 2012 and 2011, the Company issued an additional $10,000 of related party notes payable.

Liquidity and Capital Resources

 Net cash used in operating activities was $21,412 and $22,152 in the six months ended December 31, 2012 and 2011, respectively.  The increase was primarily due to the increase in professional fees for the six months ended December 31, 2012 compared to 2011.

Net cash provided by investing activities was $-0- and $-0- in the six months ended December 31, 2012 and 2011, respectively.

Net cash provided by financing activities was $45,500 and $20,000 in the six months ended December 31, 2012 and 2011, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $816,338 as of December 31, 2012.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.   Our management, with the participation of our President and Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have a history of incurring losses from operations. As of December 31, 2012, we had an accumulated deficit of $816,338.  We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

  We are a non-operating company seeking a suitable transaction and may not find a suitable candidate or transaction.

We are a non-operating company.  If we are unable to consummate a transaction or become profitable, we will be forced to liquidate and dissolve which will take three years to complete and may result in our distributing less cash to our shareholders.  Additionally, we will be spending cash during the winding down and may not have enough cash to distribute to our shareholders.

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

AMASYS CORPORATION

Date: February 1, 2013	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.