Form 10-Q
period 2013-03-31
StemGen, Inc.
filed 2013-05-10
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2013

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-21555

StemGen, Inc.

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2013
Common Stock, $.01 par value	183,927

STEMGEN, INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Balance Sheets — March 31, 2013 (Unaudited) and June 30, 2012	3
	Condensed Statements of Operations — Three and nine months ended March 31, 2013 and 2012 and the period from entering development stage (October 1, 2006) through March 31, 2013 (Unaudited)	4
	Condensed Statements of Cash Flows — Nine months ended March 31, 2013 and 2012 and the period from entering development stage (October 1, 2006) through March 31, 2013 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4T.	CONTROLS AND PROCEDURES	13
PART II	OTHER INFORMATION	14
ITEM 1	LEGAL PROCEEDINGS	14
ITEM 1A	RISK FACTORS	14
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	15
ITEM 4	(REMOVED AND RESERVED)	15
ITEM 5	OTHER INFORMATION	15
ITEM 6	EXHIBITS	15

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

STEMGEN, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2013	2012
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$623	$564

TOTAL ASSETS	$623	$564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$46,602	$37,100
Accounts payable - related parties	24,857	24,500
Deposit from letter of intent	32,500	—
Notes payable and accrued interest from related parties, net	221,092	227,770
TOTAL CURRENT LIABILITIES	325,051	289,370

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, 183,927 and 170,865 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively.*	1,836	1,709
Additional paid in capital	525,786	462,028

Accumulated deficit	(852,050)	(752,543)
TOTAL STOCKHOLDERS’ DEFICIT	(324,428)	(288,806)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$623	$564

*The common shares outstanding are post reverse stock split of one share for every 80 shares of the Company’s Common stock which was effectuated on February 5, 2013. For further details, please see Note 3 to these financial statements.

The accompanying notes are an integral part of these condensed financial statements.

 STEMGEN, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from entering Development Stage (October 1, 2006) through March 31,
	2013	2012	2013	2012	2013
REVENUES	$—	$—	$—	$—	$—
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	—	—	—
OPERATING EXPENSES:
General and administrative expenses	19,488	4,750	55,301	23,232	345,902
Total operating expenses	19,488	4,750	55,301	23,232	345,902
LOSS FROM OPERATIONS	(19,488)	(4,750)	(55,301)	(23,232)	(345,902)
OTHER INCOME (EXPENSE):
Interest expense	(16,223)	(4,600)	(44,206)	(35,978)	(135,119)
Loss on extinguishment of debt	—	—	—	—	(20,000)
Gain on sale of short term investment	—	—	—	—	12,734
Total other expense	(16,223)	(4,600)	(44,206)	(35,978)	(142,385)
LOSS BEFORE PROVISION FOR INCOME TAXES	(35,711)	(9,350)	(99,507)	(59,210)	(488,287)
Provision for income taxes	—	—	—	—	—

NET LOSS	$(35,711)	$(9,350)	$(99,507)	$(59,210)	$(488,287)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.19)	$(0.05)	$(0.55)	$(0.35)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted*	183,645	170,865	181,617	168,047

*The common shares outstanding are post reverse stock split of one share for every 80 shares of the Company’s Common stock which was effectuated on February 5, 2013. For further details, please see Note 3 to these financial statements.

The accompanying notes are an integral part of these condensed financial statements.

STEMGEN, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,		Period from entering Development Stage (October 1, 2006) through March 31,
	2013	2012	2013
OPERATING ACTIVITIES:
Net loss	$(99,507)	$(59,210)	$(488,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for loan inducement	16,021	20,000	56,021
Warrants issued for loan inducement	13,221	—	13,221
Gain on sale of short term investment	—	—	(12,734)
Changes in operating assets and liabilities;
Accounts payable and accrued expenses	9,505	13,629	90,291
Accrued interest payable – related parties	14,962	—	14,964
Accounts payable, related parties	357	—	17,328
Net cash used in operating activities	(45,441)	(25,581)	(309,196)
INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	—	—	40,570
Net cash provided by investing activities	—	—	40,570
FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	—	3,500
Deposit from investor for letter of intent	32,500		32,500
Proceeds from notes payable, related parties	13,000	25,000	230,000
Net cash provided by financing activities	45,500	25,000	266,000
NET INCREASE (DECREASE) IN CASH	59	(581)	(2,626)
CASH, Beginning of period	564	2,425	3,249
CASH, End of period	$623	$1,844	$623

The accompanying notes are an integral part of these condensed financial statements.

STEMGEN, INC.

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

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2012 included in our Annual Report on Form 10-K. The results of the three and nine month periods ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending June 30, 2013.

Going Concern —

The accompanying unaudited condensed interim financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $852,050 at March 31, 2013.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Development Stage Activities –

Since we redeemed and converted all of the outstanding Series A Preferred Stock of Comtex News Networkd, Inc.at the end of September 2006, starting October 1, 2006 we have not conducted any business operations. All of our operating results and cash flows reported in the accompanying unaudited condensed interim financial statements from October 1, 2006 are considered to be those related to development stage activities and represent the cumulative amounts from its development stage activities required to be reported.

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

Cash and Cash Equivalents —

We consider investments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2013 and June 30, 2012, we have no cash equivalents.

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

Net Loss Per Share —

Basic net loss and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.  As of March 31, 2013, there were zero dilutive securities which are considered anti-dilutive.

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

NOTE 2 – NOTE PAYABLE RELATED PARTIES, NET

On August 8, 2012, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2013. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded interest expense related to the shares inducement based on the stock price on the grant date and amortize over the term of the loan and the unamortized portion is recorded as discount on note payable. The Company recorded the fair value of the warrants using the Black-Scholes valuation model and the unamortized portion was also recorded as a discount to the note. The amount of discount on note payable recorded as of March 31, 2013 was $34,640. The expected volatility is 78.87% and based on the daily historical volatility of comparative companies, measured over the 5 years expected term of the option. The risk-free rate is 0.71% and based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option.

Notes payable:

A summary of the notes payable activity is as follows:

Balance, June 30, 2012	$157,000
Additional notes payable issued	13,000
Discount on note payable	(34,640)
Balance, March 31, 2013	$135,360

Accrued interest:

A summary of the accrued interest activity is as follows:

Balance, June 30, 2012	$70,770
Accrued interest for the nine months ended March 31, 2013	14,962
Balance, March 31, 2013	$85,732

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note had an interest rate of 10% per annum, was unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $0.01 per share. The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share. The warrants were estimated to have no significant fair market value.

On August 24, 2010, these warrants were exercised by using the $10,000 note payable, related party loan balances issued on May 24, 2007 to C.W. Gilluly and Private Capital Group, in lieu of cash. In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $9,680 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $3,111 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $8,595 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $13,625 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $21,041 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $4,830 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $6,431 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $2,055 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $1,912 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $1,782 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $1,013 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $717 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $621 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $59 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On May 31, 2011, Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer, converted $40,000 of the most recent notes into 4,000,000 shares of the Company’s restricted stock common stock.

On August 31, 2011, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before March 31, 2013. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded $20,000 of interest expense related to the shares issued. As of March 31, 2013, accrued interest payable totaled $1,900 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On January 23, 2012, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $712 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On April 25, 2012, we received an additional $2,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $224 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On August 8, 2012, we received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before March 31, 2013. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded interest expense related to the shares inducement based on the stock price on the grant date and amortized over the term of the loan and the unamortized portion is recorded as a discount on note payable. The Company recorded the fair value of the warrants using the Black-Scholes valuation model and the unamortized portion was also recorded as a discount to the note and classified to other assets. The amount of discount on note payable recorded as of March 31, 2013 was $57,358. The expected volatility is 78.87% and is based on the daily historical volatility of comparative companies, measured over the 5 years expected term of the option. The risk-free rate is 0.71% and is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option. Both the interest expense recorded from the shares issuance and warrants issuance are amortized over the term of the loan. As of March 31, 2013, accrued interest payable totaled $385 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On October 25, 2012, we received an additional $3,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of March 31, 2013, accrued interest payable totaled $155 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On January 14, 2013, Mr. Chip Brian terminated and cancelled his warrants to purchase 2,000,000 shares of the Company’s common stock.

Effective February 5, 2013, the Company amended its Certificate of Incorporation. As a result of the Amendment, the Company’s corporate name changed from Amasys Corporation to StemGen, Inc and a reverse stock split was effectuated where all the outstanding shares of the Company’s common stock were exchanged at a ratio of one for eighty.

NOTE 3 – DEPOSIT

On December 24, 2012, the Company received a nonrefundable deposit of $32,500 under a Letter of Intent (“LOI”) which it entered into on December 11, 2012 with StemGen Inc. a Nevada corporation. Under the LOI, if all conditions are satisfied or waived, the following will take place (a) transfer all of the intellectual property rights and operations of StemGen into the direct ownership and control of the Company; and (b) transfer all of the equity interests of StemGen into the direct ownership and control of the Company. The LOI is subject to the Company performing a reverse stock split of 1 for 80 and changing its name to StemGen, Inc which the Company has done. StemGen will pay the Company an amount in cash equal to $325,000 at closing of which a 10% non-refundable deposit was paid after the signing of the LOI. A definitive agreement will set forth the specific terms of the transaction. The definitive agreement shall contain standard representations and warranties.

NOTE 4 – SUBSEQUENT EVENTS

On April 8, 2013, we received an infusion of $5,000 in order to continue its operations in the near-term. The Company executed a $5,000 note with ImaginEquity Inc. pursuant to which they advanced the Company $5,000 at a rate of 6% per annum which is due on December 31, 2013.

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

Company History

StemGen, Inc. (“StemGen DE”, the “Company,” us, we or our) was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996.  As a result of a series of transactions during the 1980’s, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. (“Comtex”) and Analex Corporation (“Analex”), formerly known as Hadron, Inc. As of December 31, 2006, StemGen DE no longer had an equity interest in Comtex and no longer had an equity interest in Analex.

On December 24, 2012, the Corporation received a nonrefundable deposit of $32,500 under a LOI which it entered into on December 11, 2012 with StemGen Inc. a Nevada corporation. Under the LOI, if all conditions are satisfied or waived the following will take place (a) transfer all of the intellectual property rights and operations of StemGen into the direct ownership and control of the Company; and (b) transfer all of the equity interests of StemGen into the direct ownership and control of the Company. The LOI is subject to the Company performing a reverse stock split of 1 for 80 and changing its name to StemGen, Inc. The Company completed the name change and reverse stock split. StemGen will pay the Company an amount in cash equal to $325,000 at closing of which a 10% non-refundable deposit was paid after the signing of the LOI. A definitive agreement will set forth the specific terms of the transaction. The definitive agreement shall contain standard representations and warranties.

Effective February 5, 2013, the Company amended its Certificate of Incorporation. As a result of the Amendment, the Company’s corporate name changed from Amasys Corporation to StemGen, Inc and a reverse stock split was effectuated where all the outstanding shares of the Company’s common stock were exchanged at a ratio of one for eighty.

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

For the Three Months Ended March 31, 2013 and 2012

Results of Operations

General and Administrative Expenses

General and administrative expenses were $19,488 and $4,750 for the three months ended March 31, 2013 and 2012, respectively. The increase in general and administrative expenses of $14,738 for the three month period was mainly due to the increase in various corporate expenses as a result of changing the Company name and performing a reverse stock split.

Other Income (Expense)

Other expense was $35,711 and $9,350 for the three months ended March 31, 2013 and 2012, respectively. The increase for the three month period of $26,361 is due to the additional interest expense accrued on our additional notes payable, related party balances and interest expense recorded for shares issued as an inducement to enter into a loan.

For the Nine months Ended March 31, 2013 and 2012

Results of Operations

General and Administrative Expenses

General and administrative expenses were $55,301 and $23,232 for the nine months ended March 31, 2013 and 2012, respectively. The increase in general and administrative expenses of $32,069 for the nine month period was mainly due to the increase in various corporate expenses as a result of changing the Company name and performing a reverse stock split.

Other Income (Expense)

Other expense was $44,206 and $35,978 for the nine months ended March 31, 2013 and 2012, respectively. The decrease for the nine month period of $8,228 is due to reduced interest expense recorded for shares issued as an inducement to enter into a loan. During the nine months ended March 31, 2013 and 2012, the Company issued an additional $10,000 of related party notes payable.

Liquidity and Capital Resources

 Net cash used in operating activities was $45,441 and $25,581 in the nine months ended March 31, 2013 and 2012, respectively.  The increase was primarily due to the increase in professional fees for the nine months ended March 31, 2013 compared to 2012.

Net cash provided by investing activities was $-0- and $-0- in the nine months ended March 31, 2013 and 2012, respectively.

Net cash provided by financing activities was $45,500 and $25,000 in the nine months ended March 31, 2013 and 2012, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $852,050 as of March 31, 2013.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of March 31, 2013, we had an accumulated deficit of $852,050.  We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

STEMGEN, INC.

Date: May 9, 2013	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.