Form 10-K
period 2013-06-30
StemGen, Inc.
filed 2013-09-20
CIK 1023198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
OR
[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

STEMGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1812385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6462 Little River Turnpike, Suite E, Alexandria, Virginia	22312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(703) 797-8111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes [ ]     No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [x ]  No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes [x]      No   [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on December 31, 2011, the last business day of the registrant's most recently completed second fiscal quarter was $86,595 (based on the closing sales price of the registrant's common stock on that date).

As of September 19, 2013, 183,927 shares of the common stock of the registrant were outstanding.

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

  PART I

Item 1.  Business.

Company History

StemGen, Inc. (“STEMGEN” or the “Company”) was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996.  As a result of a series of transactions during the 1980’s, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. (“Comtex”) and Analex Corporation (“Analex”), formerly known as Hadron, Inc.  Our business was the maintenance of our equity interest in and note receivable from Comtex and equity interest in Analex.

On September 25, 2006, we exchanged the equity investment in Comtex common stock and the Note Receivable from Comtex of $856,954, for 55,209 shares of the STEMGEN Series A Preferred stock.  We no longer have an equity interest in either the common stock of Comtex or the Note from Comtex.

During October 2006, we sold the remaining 21,000 shares of common stock of publicly-held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security.  We no longer have an equity interest in Analex.

On December 24, 2012, the Corporation received a nonrefundable deposit of $32,500 under a Letter of Intent (“LOI”) which it entered into on December 11, 2012 with StemGen Inc. a Nevada corporation. Effective February 5, 2013, the Company amended its Certificate of Incorporation. As a result of the Amendment, the Company’s corporate name changed from Amasys Corporation to StemGen, Inc and a reverse stock split was effectuated where all the outstanding shares of the Company’s common stock were exchanged at a ratio of one for eighty. The LOI was terminated on August 6, 2013.

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

We have a history of incurring losses from operations. As of June 30, 2013, we had an accumulated deficit of $840,962.   We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Our common stock is currently listed on the OTC Bulletin Board and OTC Markets and is considered a "penny stock." The OTC Bulletin Board and OTC Markets are generally regarded as a less efficient trading market than the NASDAQ Capital Market.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Public Market for Common Stock

Our common stock is quoted on the OTC Bulletin Board under “SGNI.OB” and on the OTC Markets under the symbol "SGNI.QB."  Our Common Stock, par value $.01 per share (“Common Stock”), has minimal trading volume.

Effective February 5, 2013, the Company effectuated a reverse stock split where all the outstanding shares of the Company’s common stock were exchanged at a ratio of one for eighty. The chart below has been adjusted for this reverse stock split.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Bulletin Board and the OTC Markets.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	Low	High
Fiscal year ended June 30, 2012:
First Quarter	$4.00	$6.40
Second Quarter	$3.20	$4.00
Third Quarter	$2.40	$4.00
Fourth Quarter	$3.20	$4.00
Fiscal year ended June 30, 2013:
First Quarter	$2.80	$4.00
Second Quarter	$0.80	$4.00
Third Quarter	$1.20	$7.60
Fourth Quarter	$5.00	$6.50

Holders

On September 19, 2013, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $5.00 per share.  As of September 19, 2013, there were approximately 429 record holders of the Company's Common Stock.  Our transfer agent is American Stock Transfer and Trust Company LLC.

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

In connection with the above transactions, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). Each of the purchasers was an accredited investor with whom we or one of our affiliates had a prior business relationship, and no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

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

Overview

STEMGEN was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotech following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996.  As a result of a series of transactions during the 1980’s, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex and Analex, formerly known as Hadron, Inc.  Our business was the maintenance of our equity interest in and note receivable from Comtex and equity interest in Analex.

On September 25, 2006, we exchanged the equity investment in Comtex common stock and the Note Receivable from Comtex of $856,954, for 55,209 shares of the STEMGEN Series A Preferred stock.  We no longer have an equity interest in either the common stock of Comtex or the Note from Comtex.

During October 2006, we sold the remaining 21,000 shares of common stock of publicly-held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security.  We no longer have an equity interest in Analex.

On December 24, 2012, the Corporation received a nonrefundable deposit of $32,500 under a LOI which it entered into on December 11, 2012 with StemGen Inc. a Nevada corporation. Effective February 5, 2013, the Company amended its Certificate of Incorporation. As a result of the Amendment, the Company’s corporate name changed from Amasys Corporation to StemGen, Inc and a reverse stock split was effectuated where all the outstanding shares of the Company’s common stock were exchanged at a ratio of one for eighty. The LOI was terminated on August 6, 2013.

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

Certain reclassifications have been made to the prior fiscal year amounts disclosed in the consolidated financial statements to conform to the presentation for the fiscal year ended June 30, 2013. These reclassifications had no effect on the reported net loss or stockholders’ equity.

Results of Operations

Comparison of the fiscal year ended June 30, 2013 to the fiscal year ended June 30, 2012

We had a net loss of $88,419 for the year ended June 30, 2013 compared to a net loss of $68,370 for the year ended June 30, 2012.  The change is explained below.

General and administrative costs:  G&A expenses increased $32,492 from $27,710 in the fiscal year 2012 to $60,202 in fiscal year 2013 primarily due to an increase in professional fees related to the reverse merger.

Other income (expense):  Other expense decreased $12,443 from other expense of $40,660 in fiscal year 2012 to other expense of $28,217 in fiscal year 2013, primarily due to the forfeit of a nonrefundable deposit offset by additional interest expense accrued on our additional notes payable from related party and interest expense recorded for shares issued as an inducement for loan financing.

Liquidity and Capital Resources

We have had minimal operating activity since commencing operations in 1996 and are now relying on loans from related parties as funding sources since we can no longer expect to meet our short-term obligations.

Net cash provided by operating activities was $5,495 and net cash used was $18,861 in the years ended June 30, 2013 and 2012, respectively.

Net cash provided by investing activities was $0 and $0 in the years ended June 30, 2013 and 2012, respectively.

Net cash used in financing activities was $5,219 and net cash provided by financing activities was $17,000 in the years ended June 30, 2013 and 2012, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $840,962 at June 30, 2013.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

Going Concern Uncertainties

As of the date of this annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders. We have an accumulated deficit of $840,962 and $752,543 as of June 30, 2013 and 2012, respectively.

Commitments and Contractual Obligations

As of June 30, 2013, we have no contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. No unaudited quarterly operating data is included in this Form 10-K as we conducted no operations from entering development stage through June 30, 2013.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At June 30, 2013, we had outstanding notes payable totaling $151,781 plus accrued interest of $90,822 to two related parties. The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would have a material effect on our annual interest expense, our results of operations or financial condition as we rely on these notes to sustain our operations.  Since we do not have transactions in foreign currencies, we do not consider it necessary to hedge against currency risk.

Item 8.

   Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

STEMGEN, INC.

(a development stage company)

Report of Independent Registered Public Accounting Firm	14

Balance Sheets as of June 30, 2013 and 2012	15

Statements of Operations for the years ended June 30, 2013 and 2012 and for the period October 1, 2006 (date of entering development stage) through June 30, 2013	16

Statement of Changes in Stockholders’ Deficit for the period October 1, 2006 (date of entering development stage) through June 30, 2013	17

Statements of Cash Flows for the years ended June 30, 2013 and 2012 and for the period October 1, 2006 (date of entering development stage) through June 30, 2013	18

Notes to Financial Statements	19-26

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

StemGen, Inc. (Formerly known as Amasys Corporation)

(A Development Stage Company)

We have audited the accompanying balance sheets of StemGen, Inc. (A Development Stage "Company") as of June 30, 2013 and 2012 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended and for the period from October 1, 2006 (Inception) through June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StemGen, Inc. as of June 30, 2013 and 2012, and the result of its operations and its cash flows for the years then ended and for the period from October 1, 2006 (Inception) through June 30, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenues and earnings since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/Anton & Chia

____________________

Newport Beach, CA

September 19, 2013

StemGen, Inc.

(Formerly known as Amasys Corporation)

(A development stage company)

Balance Sheets

	June 30,	June 30,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$840	$564

TOTAL ASSETS	$840	$564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$46,720	$37,100
Accounts payable, related parties	24,857	24,500
Notes payable and accrued interest, related parties, net	242,603	227,770
TOTAL CURRENT LIABILITIES	314,180	289,370

COMMITMENTS

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and 2012, respectively	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 183,927 and 170,865 shares issued and outstanding at June 30, 2013 and 2012, respectively*	1,839	1,709
Additional paid in capital	525,783	462,028
Accumulated deficit	(840,962)	(752,543)
Total stockholders’ deficit	(313,340)	(288,806)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$840	$564

 *The common shares outstanding are post reverse stock split of one share for every 80 shares of the Company’s Common stock which was effectuated on February 5, 2013. For further details, please see Note 5 to these financial statements.

The accompanying notes are an integral part of the financial statements.

StemGen, Inc.

(Formerly known as Amasys Corporation)

(A development stage company)

Statements of Operations

	Year Ended June 30,		Period from October 1, 2006 (date of entering development stage) through June 30,
	2013	2012	2013
REVENUES	$—	$—	$—
OPERATING EXPENSES
General and administrative expenses	60,202	27,710	350,804
Total operating expenses	60,202	27,710	350,804
LOSS FROM OPERATIONS	(60,202)	(27,710)	(350,804)
OTHER INCOME (EXPENSE):
Interest expense	(60,717)	(40,660)	(151,629)
Stock issued for loans	—	—	(20,000)
Gain on sale of investment	—	—	12,734
Gain on forfeit of deposit	32,500	—	32,500
Total other income (expense)	(28,217)	(40,660)	(126,395)

LOSS BEFORE PROVISION FOR INCOME TAXES	(88,419)	(68,370)	(477,199)

Provision for income taxes	—	—	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(88,419)	$(68,370)	$(477,199)

NET LOSS PER SHARE OF COMMON STOCK
EPS – Basic and diluted	$(0.49)	$(0.41)

WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted*	182,253	163,343

 *The common shares outstanding are post reverse stock split of one share for every 80 shares of the Company’s Common stock which was effectuated on February 5, 2013. For further details, please see Note 5 to these financial statements.

The accompanying notes are an integral part of the financial statements.

StemGen, Inc.

(Formerly known as Amasys Corporation)

(A development stage company)

Statement of Changes in Stockholders’ Deficit

	Preferred Stock			Common Stock
	Issued Shares	Par Value		Issued Shares	Par Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Deficit During Development Stage	Total Stockholders' Deficit
Balance – October 1, 2006	—	$	—	—	$—	$317,045	$(363,762)	$—	$57,748

Recognition of loss on sale of marketable equity securities									(37,773)
Net loss								(46,218)	(46,218)
Comprehensive loss									(83,991)
Balance – June 30, 2007	—		—	6,669,210	66,692	317,045	(363,762)	(46,218)	(26,243)

Net loss								(48,186)	(48,186)
Balance – June 30, 2008	—		—	6,669,210	66,692	317,045	(363,762)	(94,404)	(74,429)

Net loss								(111,762)	(111,762)
Balance – June 30, 2009	—		—	6,669,210	66,692	317,045	(363,762)	(206,166)	(186,191)

Net Loss								(55,201)	(55,201)
Balance – June 30, 2010	—		—	6,669,210	66,692	317,045	(363,762)	(261,367)	(241,392)

Exercise of warrants				2,000,000	20,000				20,000
Conversion of debt				4,000,000	40,000				40,000
Net loss								(59,044)	(59,044)
Balance – June 30, 2011	—		—	12,669,210	126,692	317,045	(363,762)	(320,411)	(240,436)

Issuance of stock for note inducement				1,000,000	10,000	10,000			20,000
Net loss								(68,370)	(68,370)
Balance – June 30, 2012	—		—	13,669,210	136,692	327,045	(363,762)	(388,781)	(288,806)

Issuance of stock for note inducement				1,000,000	10,000	53,888			63,888
On February 5, 2013 reverse stock split 1 for 80*				(14,485,283)	(144,850)	144,850			—
Net loss								(88,419)	(88,419)
Balance – June 30, 2013	—	$	—	183,927	$1,839	$525,783	$(363,762)	$(477,199)	$(313,340)

The accompanying notes are an integral part of these financial statements.

.

StemGen, Inc.

(Formerly known as Amasys Corporation)

(A development stage company)

Statements of Cash Flows

	Year Ended June 30,		Period from October 1, 2006 (date of entering development stage) through June 30,
	2013	2012	2013
OPERATING ACTIVITIES:
Net loss	$(88,419)	$(68,370)	$(477,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for loan inducement	63,885	20,000	103,885
Gain on sale of short term investment	—	—	(12,734)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	9,620	29,509	90,408
Accrued interest payable – related parties	20,052	—	20,502
Accounts payable, related parties	357		17,329
Net cash provided by/(used in) operating activities	5,495	(18,861)	(258,260)
INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	—	—	40,570
Net cash provided by investing activities	—	—	40,570
FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash		—	3,500
Debt discount	(23,219)	—	(23,219)
Proceeds from notes payable, related parties	18,000	17,000	235,000
Net cash provided by financing activities	(5,219)	17,000	215,281
NET INCREASE / (DECREASE) IN CASH	276	(1,861)	(2,409)
CASH Beginning of period	564	2,425	3,249
CASH End of period	$840	$564	$840

The accompanying notes are an integral part of the financial statements.

StemGen, Inc.

(Formerly known as Amasys Corporation)

(A development stage company)

Notes to Financial Statements

Note 1 – ORGANIZATION AND BASIS OF PRESENTATION

StemGen, Inc. (the “Company”, “We” or “Our”) was incorporated in Delaware in 1992, and in 1996 received all of the remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 1, 1996 and effective as of June 21, 1996.

On December 24, 2012, the Corporation received a nonrefundable deposit of $32,500 under a LOI which it entered into on December 11, 2012 with StemGen Inc. a Nevada corporation. Effective February 5, 2013, the Company amended its Certificate of Incorporation. As a result of the Amendment, the Company’s corporate name changed from Amasys Corporation to StemGen, Inc and a reverse stock split was effectuated where all the outstanding shares of the Company’s common stock were exchanged at a ratio of one for eighty. The LOI was terminated on August 6, 2013.

Basis of Presentation —

Our financial statements have been prepared assuming that we will continue as a going concern.  However, we have sustained recurring losses and as of June 30, 2013, we have no business operations and have a net working capital deficiency.  These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.  Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business.  Until such time, we anticipate our working capital needs will be funded through notes from our major stockholders.  Management believes these steps will provide us with adequate funds to sustain our continued existence.  There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern —

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  We have not generated any revenue, have suffered recurring losses from operations since our inception and have an accumulated deficit of $840,962 at June 30, 2013.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

In addition, our recovery is dependent upon future events, the outcome of which is undetermined.  We intend to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Development Stage Activities –

Since we redeemed and converted all of the outstanding Series A Preferred Stock of Comtex News Network, Inc. at the end of September 2006. Starting October 1, 2006 we have not conducted any business operations. All of our operating results and cash flows reported in the accompanying unaudited condensed interim financial statements from October 1, 2006 are considered to be those related to development stage activities and represent the cumulative amounts from its development stage activities required to be reported.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents —

We consider investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2013 and June 30, 2012, we have no cash equivalents.

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

Net Loss Per Share —

Basic net loss and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.  As of June 30, 2013, there were zero dilutive securities which are considered anti-dilutive.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our consolidated financial statements.

NOTE 3 – NOTE PAYABLE RELATED PARTIES, NET

On August 8, 2012, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2013. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded interest expense related to the shares inducement based on the stock price on the grant date and amortize over the term of the loan and the unamortized portion is recorded as discount on note payable. The Company recorded the fair value of the warrants using the Black-Scholes valuation model and the unamortized portion was also recorded as a discount to the note. The amount of discount on note payable recorded as of June 30, 2013 was $23,219. The expected volatility is 78.87% and based on the daily historical volatility of comparative companies, measured over the 5 years expected term of the option. The risk-free rate is 0.71% and based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option.

Notes payable:

A summary of the notes payable activity is as follows:

Balance, June 30, 2012	$157,000
Additional notes payable issued	18,000
Discount on note payable	(23,219)
Balance, June 30, 2013	$151,781

Accrued interest:

A summary of the accrued interest activity is as follows:

Balance, June 30, 2012	$70,770
Accrued interest for the nine months ended June 30, 2013	20,052
Balance, June 30, 2013	$90,822

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note had an interest rate of 10% per annum, was unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $0.01 per share. The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share. The warrants were estimated to have no significant fair market value.

On August 24, 2010, these warrants were exercised by using the $10,000 note payable, related party loan balances issued on May 24, 2007 to C.W. Gilluly and Private Capital Group, in lieu of cash. In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $10,128 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $3,261 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $9,044 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $14,373 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $22,238 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $5,129 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $6,879 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $2,204 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $2,061 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $1,932 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $1,013 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $717 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $621 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $59 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On May 31, 2011, Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer, converted $40,000 of the most recent notes into 4,000,000 shares of the Company’s restricted stock common stock.

On August 31, 2011, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before June 30, 2013. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded $20,000 of interest expense related to the shares issued. As of June 30, 2013, accrued interest payable totaled $2,199 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On January 23, 2012, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $861 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On April 25, 2012, we received an additional $2,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $283 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On August 8, 2012, we received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before June 30, 2013. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded interest expense related to the shares inducement based on the stock price on the grant date and amortized over the term of the loan and the unamortized portion is recorded as a discount on note payable. The Company recorded the fair value of the warrants using the Black-Scholes valuation model and the unamortized portion was also recorded as a discount to the note and classified to other assets. The amount of discount on note payable recorded as of June 30, 2013 was $57,358. The expected volatility is 78.87% and is based on the daily historical volatility of comparative companies, measured over the 5 years expected term of the option. The risk-free rate is 0.71% and is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option. Both the interest expense recorded from the shares issuance and warrants issuance are amortized over the term of the loan. As of June 30, 2013, accrued interest payable totaled $1,067 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On October 25, 2012, we received an additional $3,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $244 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On January 14, 2013, Mr. Chip Brian terminated and cancelled his warrants to purchase 2,000,000 shares of the Company’s common stock.

On April 8, 2013, we received an additional $5,000 from ImaginEquity. This note has an interest rate of 6% per annum, is unsecured and has a due date of December 31, 2013. As of June 30, 2013, accrued interest payable totaled $3.61 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

NOTE 4 – DEPOSIT

On December 24, 2012, the Company received a nonrefundable deposit of $32,500 under a Letter of Intent (“LOI”) which it entered into on December 11, 2012 with StemGen Inc. a Nevada corporation. Under the LOI, if all conditions were satisfied or waived, the following will take place (a) transfer all of the intellectual property rights and operations of StemGen into the direct ownership and control of the Company; and (b) transfer all of the equity interests of StemGen into the direct ownership and control of the Company. The LOI was subject to the Company performing a reverse stock split of 1 for 80 and changing its name to StemGen, Inc which the Company has done. StemGen will pay the Company an amount in cash equal to $325,000 at closing of which a 10% non-refundable deposit was paid after the signing of the LOI. On August 6, 2013, the LOI was terminated.

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

NOTE 6 – INCOME TAXES

The following table reconciles the Company’s statutory tax rate to the effective tax rate:

	2013		2012

Tax benefit (expense) at statutory rate	$30,000	34%	$23,000	34%
Reconciling items:

State income taxes	3,500	4%	2,700	4%

Valuation allowance	(33,500)	(38)%	(25,700)	(38)%
Effective tax rate	$—	0%	$—	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets as of June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012

Deferred tax assets:
Net operating losses carryforwards	$548,576	$516,179

Total deferred tax assets	548,576	516,179

Deferred tax liabilities:	-0-	-0-

Total deferred tax liabilities	-0-	-0-

Net deferred tax asset	548,576	516,179
Valuation allowance	(548,576)	(516,179)
Deferred tax asset, net	$—	$—

A reconciliation of net loss per books with net loss per return is as follows

	June 30,
	2013	2012
Net loss, per books	$(88,419)	$(68,370)
Income subject to tax not recorded on the books:
(Income) expense recorded on the books not included on the return:
Net loss, per return	$(88,419)	$(68,370)

Income tax expense, per return	$-0-	$-0-
Available net operating loss (NOL) carryover from prior tax years	1,497,205	1,340,417
NOL generated	88,419	68,370
Total NOL carryover to future years	1,585,624	1,408,787
NOL expiring	-0-	-0-
NOL available to future years	$1,585,624	$1,408,787

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some, or all, of the deferred tax asset will not be realized.  The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available.  Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2013.  The net change in the valuation allowance during the year ended June 30, 2013 was an increase of approximately $33,500.

As of June 30, 2013 we had net operating loss carryforwards for federal income tax purposes of $1,585,624, which will expire through 2031.  Utilization of these net operating losses may be subject to limitations under IRC Section 382, in the event of significant changes in our stock ownership.  To the extent that we are able to utilize available tax loss carryforwards that arose from operations in tax years prior to June 30, 1996, any benefit realized will be credited to additional paid in capital.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48") which was codified as ASC Topic 740. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company determined the adoption to have no effect on results of operations or financial position at or for the year ended June 30, 2013 or 2012. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

NOTE 8 – SUBSEQUENT EVENTS

On August 21, 2013, we received an additional $7,500 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 3, 2010, StemGen dismissed Turner, Stone & Company, L.L.P. (“Turner Stone”) as its independent registered public accounting firm.  The decision was approved by the Board of Directors.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2013, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred for the year ended June 30, 2013, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

 The following table contains information as of June 30, 2013 as to each Director of the Company:

Director

Name	Since	Age	Office Held
C.W. Gilluly, Ed.D.	1992	67	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer
Robert J. Lynch, Jr. (1, 2)	1992	80	Director
Thomas E. McMahan (1, 2)	1992	70	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee

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

Executive Officer

As of June 30, 2013, the only executive officer of the Company who is not also a Director of the Company is S. Amber Gordon, the Corporate Secretary of the Company.

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

Board Experience

Our board of directors has diverse and extensive knowledge and expertise in a broad range of industries that is of particular importance to us. This knowledge and experience includes operating, acquiring, financing development stage companies. In addition, our board of directors has extensive and broad legal, auditing and accounting experience. Our board of directors has numerous years of hands-on and executive experience drawn from a wide range of disciplines. Our current directors were nominated to the board of directors on the basis of the unique skills he brings to the board. We will select additional directors based upon the experience and unique skills they bring as well how these collectively enhance our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended June 30, 2013 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer, during the fiscal year ended June 30, 2013.  Neither Dr. Gilluly nor any other officer receives compensation in excess of $100,000 per year.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Options Granted	All Other Compensation
C.W. Gilluly, Chairman, President and Chief Financial Officer	2013	—	—	—	—
	2012 2011	— —	— —	— —	— —

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of June 30, 2013.

 Fiscal Year-End Option Values

Name	Shares Acquired upon Exercise of Options	Value Realized From Exercise Of Options	Number of Shares Underlying Unexercised Options at June 30, 2013 Exercisable Unexercisable	Value of Unexercised In-the-Money Options at June 30, 2013 Exercisable Unexercisable
C.W. Gilluly	—	—	— —	$— $—

Compensation of Directors

The Company does not pay its directors any compensation.  During fiscal year 2013, each of the Company’s non-employee Directors received compensation as shown below for services rendered to the Company.

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

Compensation Committee Report on Executive Compensation

Compensation for the President and Chief Executive Officer

The Committee reports that during the fiscal year ended June 30, 2013, Dr. Gilluly received payment of $-0- as compensation for his services as President and Chief Executive Officer and Chief Financial Officer of the Company.

Submitted by the Compensation Committee

Robert J. Lynch, Jr.

Thomas E. McMahan

Compensation Committee Interlocks and Insider Participation

None

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of September 19, 2013, regarding the beneficial ownership of the Company’s Common Stock of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), of more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see “Executive Compensation”) (iv) all executive officers and Directors of the Company as a group and (v) 183,927 shares of our common stock outstanding on September 19, 2013.  Unless otherwise indicated, the address of each named beneficial owner is c/o STEMGEN Corp., 6462 Little River Turnpike, Suite E, Alexandria, Virginia.  Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares listed.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Tepco Ltd. The Continental Building 25 Church Street, Hamilton HM 12, Bermuda	25,864		14.1%
Private Capital Group, LLC Two Grand Central Tower 140 E. 45th Street, Suite 15C New York, NY 10017	25,000		13.60%
Chip Brian	25,000		13.60%
C.W. Gilluly, Chairman and CEO	79,375		43.15%
Robert J. Lynch, Jr., Director	79 (2)		*
Thomas E. McMahan, Director	339	*
All Directors and Executive Officers as a group (4 persons)	79,793		43.38%

* Less than 1%

(1)	Beneficial ownership is direct unless otherwise indicated and includes warrants that are exercisable within 60 days. The percentage of beneficial ownership of all Directors and executive officers as a group is based on the sum of the total number of shares outstanding and all outstanding warrants held by Directors and executive officers that are exercisable within 60 days.
(2)	Includes 4 shares held by Mr. Lynch’s wife.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Dr. Gilluly serves as our Chairman of the Board, Chief Executive Officer and Chief Financial Officer.  Dr. Gilluly also serves as Chairman of the Board of Directors of Comtex.  Mr. Lynch, a Director of the Company, also serves as a Director of Comtex.

Item 14.  Principal Accountant Fees and Services

Audit Fees

 During the fiscal year ended June 30, 2013 and 2012, we paid to our current principal accountant, Anton and Chia approximately $3,950 and $3,950, respectively for auditing services they performed throughout those years.

  Tax Fees

During 2013, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During 2013, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

4. Other Fees are those associated with products or services not captured in the other categories.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of StemGen, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of June 30, 2013 and 2012.

Statements of Operations for the year ended June 30, 2013, for the year ended June 30, 2012 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2013.

Statements of Stockholders’ Equity (Deficit) for the year ended June 30, 2013, for the year ended June 30, 2012 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2013.

Statements of Cash Flows for the year ended June 30, 2013, for the year ended June 30, 2012 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2013.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Number	Description
1.1	Specimen certificate for the Common Stock, $.01 par value, of the Registrant (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

2.1	Third Joint Chapter 11 Plan of Reorganization for Infotechnology, Inc. dated March 30, 1994, as confirmed by the Bankruptcy Court (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

2.2	Order Confirming Third Joint Plan of Reorganization dated as of June 23, 1994 of Infotechnology, Inc. and Questech Capital Corporation (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

2.3	Assignment and Assumption Agreement between the Company and Infotechnology, Inc. (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

3.1	Restated Certificate of Incorporation of StemGen, Inc. (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

3.2	Bylaws of StemGen, Inc. (incorporated by reference to the Company’s Form 8-A filed on October 15, 1996).

10.1	StemGen, Inc. Warrant issued to Chip Brian (incorporated by reference to the Company’s Form 8-K filed on September 6, 2011).

10.2	Letter of Intent dated December 11, 2012 (incorporated by reference to the Company’s Form 8-K filed on December 31, 2012).

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEMGEN, INC.
Date: September 19, 2013
By : /s/ C.W. GILLULY
C.W. Gilluly, Ed.D.
President, Chief Executive Officer and Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature                                             Title                               Date

/s/ C.W. Gilluly                               Chairman                   September 19, 2013

C.W. Gilluly, Ed.D.                           and Director

/s/ Robert J. Lynch, Jr.                    Director                     September 19, 2013

Robert J. Lynch, Jr.

/s/ Thomas E. McMahan                 Director                     September 19, 2013

Thomas E. McMahan