Form 10-Q
period 2013-09-30
StemGen, Inc.
filed 2013-11-13
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2013

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2013
Common Stock, $.01 par value	183,927

STEMGEN, INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Balance Sheets — September 30, 2013 (Unaudited) and June 30, 2013	3
	Condensed Statements of Operations (Unaudited) — Three months ended September 30, 2013 and 2012 and the period from entering development stage (October 1, 2006) through September 30, 2013	4
	Condensed Statements of Cash Flows (Unaudited) — Three months ended September 30, 2013 and 2012 and the period from entering development stage (October 1, 2006) through September 30, 2013	5
	Notes to Condensed Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 4T.	CONTROLS AND PROCEDURES	17
PART II	OTHER INFORMATION	18
ITEM 1	LEGAL PROCEEDINGS	18
ITEM 1A	RISK FACTORS	18
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4	(REMOVED AND RESERVED)	20
ITEM 5	OTHER INFORMATION	20
ITEM 6	EXHIBITS	20

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

STEMGEN, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2013	2013
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,125	$840

TOTAL ASSETS	$1,125	$840

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$52,926	$46,720
Accounts payable - related parties	24,857	24,857
Notes payable and accrued interest - related parties, net	266,966	242,603
TOTAL CURRENT LIABILITIES	344,749	314,180

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, 183,927 shares issued and outstanding at September 30, 2013 and June 30, 2013.	1,836	1,839
Additional paid in capital	525,786	525,783
Accumulated deficit	(871,246)	(840,962)
TOTAL STOCKHOLDERS’ DEFICIT	(343,624)	(313,340)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,125	$840

The accompanying notes are an integral part of these condensed financial statements.

 STEMGEN, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Period from entering Development Stage (October 1, 2006) through September 30,
	2013	2012	2013
REVENUES	$—	$—	$—
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES:
General and administrative expenses	13,421	12,074	364,225
Total operating expenses	13,421	12,074	364,225
LOSS FROM OPERATIONS	(13,421)	(12,074)	(364,225)
OTHER INCOME (EXPENSE):
Interest expense	(16,863)	(11,445)	(169,132)
Loss on extinguishment of debt	—	—	(20,000)
Gain on sale of short term investment	—	—	13,374
Gain on forfeit of deposit	—	—	32,500
Total other expense, net	(16,863)	(11,445)	(143,258)
LOSS BEFORE PROVISION FOR INCOME TAXES	(30,284)	(23,519)	(507,483)
Provision for income taxes	—	—	—

NET LOSS	$(30,284)	$(23,519)	$(507,483)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.16)	$(0.13)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted*	183,927	177,810

*The common shares outstanding are post reverse stock split of one share for every 80 shares of the Company’s Common stock which was effectuated on February 5, 2013. For further details, please see Note 2 to these financial statements.

The accompanying notes are an integral part of these condensed financial statements.

STEMGEN, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended September 30,		Period from entering Development Stage (October 1, 2006) through September 30,
	2013	2012	2013
OPERATING ACTIVITIES:
Net loss	$(30,284)	$(23,519)	$(507,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	11,547	6,526	92,214
Gain on sale of short term investment	—	—	(12,734)
Changes in operating assets and liabilities;
Accounts payable and accrued expenses	6,206	2,950	96,614
Accrued interest payable – related parties	5,316	4,919	25,368
Accounts payable, related parties	—	—	17,328
Net cash used in operating activities	(7,215)	(9,124)	(288,694)
INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	—	—	40,570
Net cash provided by investing activities	—	—	40,570
FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	—	3,500
Proceeds from notes payable, related parties	7,500	10,000	242,500
Net cash provided by financing activities	7,500	10,000	246,000
NET INCREASE (DECREASE) IN CASH	285	876	(2,124)
CASH, Beginning of period	840	564	3,249
CASH, End of period	$1,125	$1,440	$1,125

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

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2013 included in our Annual Report on Form 10-K. The results of the three month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending June 30, 2014.

Going Concern —

The accompanying unaudited condensed interim financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $871,246 at September 30, 2013.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

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

Cash and Cash Equivalents —

We consider investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2013 and June 30, 2013, we have no cash equivalents.

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

Net Loss Per Share —

Basic net loss and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.  As of September 30, 2013, there were zero dilutive securities which are considered anti-dilutive.

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

Recently Issued Accounting Pronouncements – Not Adopted

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments. The requirements of this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the financial statements.

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

NOTE 2 – NOTE PAYABLE RELATED PARTIES, NET

On August 8, 2012, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2013. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded interest expense related to the shares inducement based on the stock price on the grant date and amortized over the term of the loan and the unamortized portion was recorded as discount on note payable. The Company recorded the fair value of the warrants using the Black-Scholes valuation model and the unamortized portion was also recorded as a discount to the note. The amount of discount on note payable recorded as of September 30, 2013 was $34,640. The expected volatility is 78.87% and based on the daily historical volatility of comparative companies, measured over the 5 years expected term of the option. The risk-free rate is 0.71% and based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option.

Notes payable:

A summary of the notes payable activity is as follows:

Balance, June 30, 2013	$175,000
Additional notes payable issued	7,500
Discount on note payable	(11,672)
Balance, September 30, 2013	$170,828

Accrued interest:

A summary of the accrued interest activity is as follows:

Balance, June 30, 2013	$90,822
Accrued interest for the three months ended September 30, 2013	5,316
Balance, September 30, 2013	$96,138

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note had an interest rate of 10% per annum, was unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $0.01 per share. The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share. The warrants were estimated to have no significant fair market value.

On August 24, 2010, these warrants were exercised by using the $10,000 note payable, related party loan balances issued on May 24, 2007 to C.W. Gilluly and Private Capital Group, in lieu of cash. In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $10,582 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $3,412 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $9,498 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $15,129 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $23,448 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $5,431 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $7,333 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $2,356 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $2,213 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $2,083 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $1,013 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $717 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $621 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $59 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On May 31, 2011, Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer, converted $40,000 of the most recent notes into 4,000,000 shares of the Company’s restricted stock common stock.

On August 31, 2011, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before September 30, 2013. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded $20,000 of interest expense related to the shares issued. As of September 30, 2013, accrued interest payable totaled $2,502 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On January 23, 2012, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $1,013 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On April 25, 2012, we received an additional $2,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $344 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On August 8, 2012, we received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before September 30, 2013. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded interest expense related to the shares inducement based on the stock price on the grant date and amortized over the term of the loan and the unamortized portion is recorded as a discount on note payable. The Company recorded the fair value of the warrants using the Black-Scholes valuation model and the unamortized portion was also recorded as a discount to the note and classified to other assets. The amount of discount on note payable recorded as of September 30, 2013 was $57,358. The expected volatility is 78.87% and is based on the daily historical volatility of comparative companies, measured over the 5 years expected term of the option. The risk-free rate is 0.71% and is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option. Both the interest expense recorded from the shares issuance and warrants issuance are amortized over the term of the loan. As of September 30, 2013, accrued interest payable totaled $1,369 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On October 25, 2012, we received an additional $3,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $335 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On January 14, 2013, Mr. Chip Brian terminated and cancelled his warrants to purchase 2,000,000 shares of the Company’s common stock.

 On April 8, 2013, we received an additional $5,000 from ImaginEquity. This note has an interest rate of 6% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $79 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On August 21, 2013, we received an additional $7,500 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2013. As of September 30, 2013, accrued interest payable totaled $99 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

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

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended June 30, 2013 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended June 30, 2013 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with our Board of Directors. For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-K for the year ended June 30, 2013. We have not changed these policies from those previously disclosed.

For the Three Months Ended September 30, 2013 and 2012

Results of Operations

General and Administrative Expenses

General and administrative expenses were $13,421 and $12,074 for the three months ended September 30, 2013 and 2012, respectively. The increase in general and administrative expenses of $1,347 for the three month period was mainly due to the increase in various corporate expenses.

Other Income (Expense)

Other expense was $16,863 and $11,445 for the three months ended September 30, 2013 and 2012, respectively. The increase for the three month period of $5,418 is due to the additional interest expense accrued on our additional notes payable, related party balances and interest expense recorded for shares issued as an inducement to enter into a loan.

Liquidity and Capital Resources

 Net cash used in operating activities was $18,762 and $9,124 in the three months ended September 30, 2013 and 2012, respectively.  The increase was primarily due to the increase in professional fees for the three months ended September 30, 2013 compared to 2012.

Net cash provided by investing activities was $-0- and $-0- in the three months ended September 30, 2013 and 2012, respectively.

Net cash provided by financing activities was $19,047 and $10,000 in the three months ended September 30, 2013 and 2012, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $871,246 as of September 30, 2013.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of September 30, 2013, we had an accumulated deficit of $871,246.  We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended June 30, 2013.

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

STEMGEN, INC.

Date: November 12, 2013	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President, Chief Executive Officer and Chief Financial Officer