Form 10-Q
period 2013-12-31
StemGen, Inc.
filed 2014-01-21
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2013

or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-21555

StemGen, Inc.

(Exact name of registrant issuer as specified in its charter)

Delaware	54-1812385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8280 Willow Oaks Corporate Drive, Suite 600 Fairfax, VA 22031-4516
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (703) 797-8111

6462 Little River Turnpike, Suite E,

Alexandria, Virginia 22312

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

YES [x]     NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 20, 2014
Common Stock, $.01 par value	183,927

StemGen, Inc.

INDEX

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Balance Sheets — December 31, 2013 (Unaudited) and June 30, 2013	3
	Condensed Statements of Operations — Three and six months ended December 31, 2013 and 2012 and the period from entering development stage (October 1, 2006) through December 31, 2013 (Unaudited)	4
	Condensed Statements of Cash Flows — Six months ended December 31, 2013 and 2012 and the period from entering development stage (October 1, 2006) through December 31, 2013 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT’'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 4.	CONTROLS AND PROCEDURES	17
PART II	OTHER INFORMATION	18
ITEM 1	LEGAL PROCEEDINGS	18
ITEM 1A	RISK FACTORS	18
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4	(REMOVED AND RESERVED)	19
ITEM 5	OTHER INFORMATION	19
ITEM 6	EXHIBITS	19

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

STEMGEN, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2013	2013
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,150	$840

TOTAL ASSETS	$1,150	$840

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$49,775	$46,720
Accounts payable - related parties	24,857	24,857
Notes payable and accrued interest - related parties, net	289,061	242,603
TOTAL CURRENT LIABILITIES	363,693	314,180

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, 183,927 shares issued and outstanding at December 31, 2013 and June 30, 2013.	1,839	1,839
Additional paid in capital	525,783	525,783
Accumulated deficit	(890,165)	(840,962)
TOTAL STOCKHOLDERS’ DEFICIT	(362,543)	(313,340)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,150	$840

The accompanying notes are an integral part of these condensed financial statements.

STEMGEN, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from entering Development Stage (October 1, 2006) through December 31,
	2013	2012	2013	2012	2013
REVENUES	$—	$—	$—	$—	$—
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	—	—	—
OPERATING EXPENSES:
General and administrative expenses	1,825	23,737	15,245	35,812	366,050
Total operating expenses	1,825	23,737	15,245	35,812	366,050
LOSS FROM OPERATIONS	(1,825)	(23,737)	(15,245)	(35,812)	(366,050)
OTHER INCOME (EXPENSE):
Interest expense	(17,095)	(16,539)	(33,958)	(27,983)	(186,227)
Loss on extinguishment of debt	—	—	—	—	(20,000)
Gain on sale of short term investment	—	—	—	—	13,374
Gain on forfeit of deposit	—	—	—	—	32,500
Total other expense	(17,095)	(16,539)	(33,958)	(27,983)	(160,353)
LOSS BEFORE PROVISION FOR INCOME TAXES	(18,920)	(40,276)	(49,203)	(63,795)	(526,403)
Provision for income taxes	—	—	—	—	—

NET LOSS	$(18,920)	$(40,276)	$(49,203)	$(63,795)	$(526,403)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.10)	$(0.22)	$(0.27)	$(0.35)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted*	183,927	183,927	183,927	180,603

The accompanying notes are an integral part of these condensed financial statements.

 *The common shares outstanding are post reverse stock split of one share for every 80 shares of the Company’s Common stock which was effectuated on February 5, 2013. For further details, please see Note 2 to these financial statements.

STEMGEN, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,		Period from entering Development Stage (October 1, 2006) through December 31,
	2013	2012	2013
OPERATING ACTIVITIES:
Net loss	$(49,203)	$(63,795)	$(526,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	23,094	17,946	103,760
Gain on sale of short term investment	—	—	(12,734)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,055	11,400	93,463
Accrued interest payable – related parties	10,864	10,037	30,916
Accounts payable, related parties	—	—	17,330
Net cash used in operating activities	(12,190)	(24,412)	(293,669)
INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	—	—	40,570
Net cash provided by investing activities	—	—	40,570
FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	—	3,500
Deposit from investor for letter of intent	—	32,500	—
Proceeds from notes payable, related parties	12,500	13,000	247,500
Net cash provided by financing activities	12,500	45,500	251,000
NET INCREASE (DECREASE) IN CASH	310	21,088	(2,099)
CASH, Beginning of period	840	564	3,249
CASH, End of period	$1,150	$21,652	$1,150

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

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2013 included in our Annual Report on Form 10-K. The results of the three and six month periods ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year ending June 30, 2014.

Going Concern —

The accompanying unaudited condensed interim financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $890,165 at December 31, 2013.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

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

Cash and Cash Equivalents —

We consider investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2013 and December 31, 2013, we have no cash equivalents.

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

Net Loss Per Share —

Basic net loss and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.  As of December 31, 2013, there were zero dilutive securities which are considered anti-dilutive.

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

NOTE 2 – NOTE PAYABLE RELATED PARTIES, NET

On August 8, 2012, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2014. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded interest expense related to the shares inducement based on the stock price on the grant date and amortized over the term of the loan and the unamortized portion was recorded as discount on note payable. The Company recorded the fair value of the warrants using the Black-Scholes valuation model and the unamortized portion was also recorded as a discount to the note. The amount of discount on note payable recorded as of December 31, 2013 was $34,640. The expected volatility is 78.87% and based on the daily historical volatility of comparative companies, measured over the 5 years expected term of the option. The risk-free rate is 0.71% and based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option.

Notes payable:

A summary of the notes payable activity is as follows:

Balance, June 30, 2013	$175,000
Additional notes payable issued	12,500
Discount on note payable	(126)
Balance, December 31, 2013	$187,374

Accrued interest:

A summary of the accrued interest activity is as follows:

Balance, June 30, 2013	$90,822
Accrued interest for the six months ended December 31, 2013	10,865
Balance, December 31, 2013	$101,687

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note had an interest rate of 10% per annum, was unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $0.01 per share. The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share. The warrants were estimated to have no significant fair market value.

On August 24, 2010, these warrants were exercised by using the $10,000 note payable, related party loan balances issued on May 24, 2007 to C.W. Gilluly and Private Capital Group, in lieu of cash. In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $11,036 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $3,563 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $9,951 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $15,885 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $24,657 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $5,734 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $7,786 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $2,507 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $2,364 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $2,234 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $1,013 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $717 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $621 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $59 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On May 31, 2011, Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer, converted $40,000 of the most recent notes into 4,000,000 shares of the Company’s restricted stock common stock.

On August 31, 2011, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2014. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded $20,000 of interest expense related to the shares issued. As of December 31, 2013, accrued interest payable totaled $2,804 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On January 23, 2012, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $1,164 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On April 25, 2012, we received an additional $2,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $404 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On August 8, 2012, we received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2014. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded interest expense related to the shares inducement based on the stock price on the grant date and amortized over the term of the loan and the unamortized portion is recorded as a discount on note payable. The Company recorded the fair value of the warrants using the Black-Scholes valuation model and the unamortized portion was also recorded as a discount to the note and classified to other assets. The amount of discount on note payable recorded as of December 31, 2013 was $126. The expected volatility is 78.87% and is based on the daily historical volatility of comparative companies, measured over the 5 years expected term of the option. The risk-free rate is 0.71% and is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option. Both the interest expense recorded from the shares issuance and warrants issuance are amortized over the term of the loan. As of December 31, 2013, accrued interest payable totaled $1,672 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On October 25, 2012, we received an additional $3,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $426 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On January 14, 2013, Mr. Chip Brian terminated and cancelled his warrants to purchase 2,000,000 shares of the Company’s common stock.

 On April 8, 2013, we received an additional $5,000 from ImaginEquity. This note has an interest rate of 6% per annum, is unsecured and has a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $155 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On August 21, 2013, we received an additional $7,500 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $325 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On October 29, 2013, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of December 31, 2013, accrued interest payable totaled $104 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

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

For the Three Months Ended December 31, 2013 and 2012

Results of Operations

General and Administrative Expenses

General and administrative expenses were $1,825 and $23,737 for the three months ended December 31, 2013 and 2012, respectively. The decrease in general and administrative expenses of $21,912 for the three month period was mainly due to the various corporate expenses as a result of changing the Company name and performing a reverse stock split in 2012.

Other Income (Expense)

Other expense was $17,095 and $16,539 for the three months ended December 31, 2013 and 2012, respectively. The increase for the three month period is due to the additional interest expense accrued on our additional notes payable, related party balances and interest expense recorded for shares issued as an inducement to enter into a loan.

For the Six Months Ended December 31, 2013 and 2012

Results of Operations

General and Administrative Expenses

General and administrative expenses were $15,245 and $35,812 for the six months ended December 31, 2013 and 2012, respectively. The increase in general and administrative expenses of $20,567 for the six month period was mainly due to various corporate expenses as a result of changing the Company name and performing a reverse stock split in 2012.

Other Income (Expense)

Other expense was $33,958 and $27,983 for the six months ended December 31, 2013 and 2012, respectively. The decrease for the six month period of $5,975 is due to reduced interest expense recorded for shares issued as an inducement to enter into a loan.

Liquidity and Capital Resources

 Net cash used in operating activities was $12,190 and $24,412 in the six months ended December 31, 2013 and 2012, respectively.  The decrease was primarily due to the increase in professional fees for the six months ended December 31, 2012 compared to 2013.

Net cash provided by investing activities was $-0- and $-0- in the six months ended December 31, 2013 and 2012, respectively.

Net cash provided by financing activities was $12,500 and $45,500 in the six months ended December 31, 2013 and 2012, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $890,165 as of December 31, 2013.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of December 31, 2013, we had an accumulated deficit of $890,165.  We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

STEMGEN, INC.

Date: January 20, 2014	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.