Form 10-Q
period 2014-03-31
StemGen, Inc.
filed 2014-05-02
CIK 1023198

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2014

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2014
Common Stock, $.01 par value	183,927

StemGen, Inc.

INDEX

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Balance Sheets — March 31, 2014 (Unaudited) and June 30, 2013	3
	Condensed Statements of Operations — Three and nine months ended March 31, 2014 and 2013 and the period from entering development stage (October 1, 2006) through March 31, 2014 (Unaudited)	4
	Condensed Statements of Cash Flows — Nine months ended March 31, 2014 and 2013 and the period from entering development stage (October 1, 2006) through March 31, 2014 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 4T.	CONTROLS AND PROCEDURES	17
PART II	OTHER INFORMATION	18
ITEM 1	LEGAL PROCEEDINGS	18
ITEM 1A	RISK FACTORS	18
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4	(REMOVED AND RESERVED)	19
ITEM 5	OTHER INFORMATION	19
ITEM 6	EXHIBITS	19

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

STEMGEN, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2014	2013
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,742	$840

TOTAL ASSETS	$1,742	$840

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$51,389	$46,720
Accounts payable - related parties	23,500	24,857
Notes payable and accrued interest - related parties, net	299,720	242,603
TOTAL CURRENT LIABILITIES	374,609	314,180

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	—	—
Common stock, $0.01 par value, 20,000,000 shares authorized, 183,927 shares issued and outstanding at March 31, 2014 and June 30, 2013. *	1,839	1,839
Additional paid in capital	525,783	525,783
Accumulated deficit	(900,489)	(840,962)
TOTAL STOCKHOLDERS’ DEFICIT	(372,867)	(313,340)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,742	$840

The accompanying notes are an integral part of these condensed financial statements.

 *The common shares outstanding are post reverse stock split of one share for every 80 shares of the Company’s Common stock which was effectuated on February 5, 2013.

STEMGEN, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from entering Development Stage (October 1, 2006) through March 31,
	2014	2013	2014	2013	2014
REVENUES	$—	$—	$—	$—	$—
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	—	—	—
OPERATING EXPENSES:
General and administrative expenses	4,664	19,488	19,910	55,301	370,714
Total operating expenses	4,664	19,488	19,910	55,301	370,714
LOSS FROM OPERATIONS	(4,664)	(19,488)	(19,910)	(55,301)	(370,714)
OTHER INCOME (EXPENSE):
Interest expense	(5,659)	(16,223)	(39,617)	(44,206)	(191,246)
Loss on extinguishment of debt	—	—	—	—	(20,000)
Gain on sale of short term investment	—	—	—	—	12,734
Gain on forfeit of deposit	—	—	—	—	32,500
Total other expense	(5,659)	(16,223)	(39,617)	(44,206)	(166,012)
LOSS BEFORE PROVISION FOR INCOME TAXES	(10,323)	(35,711)	(59,527)	(99,507)	(536,726)
Provision for income taxes	—	—	—	—	—

NET LOSS	$(10,323)	$(35,711)	$(59,257)	$(99,507)	$(536,726)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.06)	$(0.19)	$(0.32)	$(0.55)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted*	183,927	183,645	183,927	181,617

The accompanying notes are an integral part of these condensed financial statements.

 *The common shares outstanding are post reverse stock split of one share for every 80 shares of the Company’s Common stock which was effectuated on February 5, 2013.

  STEMGEN, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,		Period from entering Development Stage (October 1, 2006) through March 31,
	2014	2013	2014
OPERATING ACTIVITIES:
Net loss	$(59,527)	$(99,507)	$(536,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	23,094	29,242	103,760
Gain on sale of short term investment	—	—	(12,734)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,669	9,505	95,075
Accrued interest payable – related parties	16,524	14,962	36,576
Accounts payable, related parties	(1,357)	357	15,972
Net cash used in operating activities	(16,598)	(45,441)	(298,077)
INVESTING ACTIVITIES:
Net proceeds from sale of short term investment	—	—	40,570
Net cash provided by investing activities	—	—	40,570
FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	—	3,500
Deposit from investor for letter of intent	—	32,500	—
Proceeds from notes payable, related parties	17,500	13,000	252,500
Net cash provided by financing activities	17,500	45,500	256,000
NET INCREASE (DECREASE) IN CASH	902	59	(1,507)
CASH, Beginning of period	840	564	3,249
CASH, End of period	$1,742	$623	$1,742

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

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2013 included in our Annual Report on Form 10-K. The results of the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending June 30, 2014.

Going Concern —

The accompanying unaudited condensed interim financial statements have been prepared assuming that we will continue as a going concern.  We have suffered recurring losses from operations since our inception and have an accumulated deficit of $900,489 at March 31, 2014.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue our existence.

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

Cash and Cash Equivalents —

We consider investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2013 and March 31, 2014, we have no cash equivalents.

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

Net Loss Per Share —

Basic net loss and diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive potential shares consist of dilutive shares issuable upon the exercise of outstanding stock options and warrants computed using the treasury stock method.  As of March 31, 2014, there were zero dilutive securities which are considered anti-dilutive.

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

NOTE 2 – NOTE PAYABLE RELATED PARTIES, NET

On August 8, 2012, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2014. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded interest expense related to the shares inducement based on the stock price on the grant date and amortized over the term of the loan and the unamortized portion was recorded as discount on note payable. The Company recorded the fair value of the warrants using the Black-Scholes valuation model and the unamortized portion was also recorded as a discount to the note. The amount of discount on note payable recorded as of March 31, 2014 was $35,000. The expected volatility is 78.87% and based on the daily historical volatility of comparative companies, measured over the 5 years expected term of the option. The risk-free rate is 0.71% and based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option.

Notes payable:

A summary of the notes payable activity is as follows:

Balance, June 30, 2013	$175,000
Additional notes payable issued	17,500
Discount on note payable	-
Balance, March 31, 2014	$192,500

Accrued interest:

A summary of the accrued interest activity is as follows:

Balance, June 30, 2013	$90,822
Accrued interest for the nine months ended March 31, 2014	16,398
Balance, March 31, 2014	$107,220

Historically, all interest payable incurred is from interest incurred at the stated rate of promissory notes issued by the Company. The payment terms, security and any interest payable are based on the underlying promissory notes payable that the Company has outstanding.

During the year ended June 30, 2007, we received $10,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note had an interest rate of 10% per annum, was unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $0.01 per share. The warrants were estimated to have no significant fair market value.

During the year ended June 30, 2007, we received $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 10% per annum, is unsecured and had an original due date of December 31, 2007. The note was extended with the same terms and a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $3,252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance. As an inducement to make the loan, we issued 1,000,000 shares of restricted common stock with a fair market value of $10,000 (par value) and issued a warrant for an additional 1,000,000 shares of restricted common stock with an exercise price of $.01 per share. The warrants were estimated to have no significant fair market value.

On August 24, 2010, these warrants were exercised by using the $10,000 note payable, related party loan balances issued on May 24, 2007 to C.W. Gilluly and Private Capital Group, in lieu of cash. In this transaction, 2,000,000 shares of common stock were issued for a par value of $0.01.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $11,480 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $5,000 from Private Capital Group, L.L.C., a shareholder of the Company. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $3,711 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2008, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $10,395 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $25,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $16,625 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $40,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $25,841 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2009, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and had an original due date of December 31, 2009. The note was extended with the same terms and a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $6,030 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $8,231 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $2,655 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $2,512 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2010, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $2,382 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $1,013 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $10,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $717 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $15,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $621 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

During the year ended June 30, 2011, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $59 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On May 31, 2011, Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer, converted $40,000 of the most recent notes into 4,000,000 shares of the Company’s restricted stock common stock.

On August 31, 2011, the Corporation received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2014. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded $20,000 of interest expense related to the shares issued. As of March 31, 2014, accrued interest payable totaled $3,100 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On January 23, 2012, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $1,312 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On April 25, 2012, we received an additional $2,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $464 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On August 8, 2012, we received an infusion of $10,000 in order to continue its operations in the near-term. The Company executed a $10,000 due on demand note with Mr. Chip Brian, pursuant to which Mr. Brian advanced the Company $10,000 at a rate of 12% per annum. Both the principal and interest are payable to Mr. Brian on or before December 31, 2014. Additionally, the Company granted 1,000,000 shares of restricted common stock and a warrant to purchase an additional 1,000,000 shares of restricted common stock at an exercise price of $0.01 per share as an inducement for Mr. Brian to make the loan. The Company recorded interest expense related to the shares inducement based on the stock price on the grant date and amortized over the term of the loan and the unamortized portion is recorded as a discount on note payable. The Company recorded the fair value of the warrants using the Black-Scholes valuation model and the unamortized portion was also recorded as a discount to the note and classified to other assets. The amount of discount on note payable recorded as of March 31, 2014 was zero. The expected volatility is 78.87% and is based on the daily historical volatility of comparative companies, measured over the 5 years expected term of the option. The risk-free rate is 0.71% and is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option. Both the interest expense recorded from the shares issuance and warrants issuance are amortized over the term of the loan. As of March 31, 2014, accrued interest payable totaled $1,968 and is due at maturity. Accrued interest is included in the notes payable and accrued interest, related parties balance.

On October 25, 2012, we received an additional $3,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $515 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On January 14, 2013, Mr. Chip Brian terminated and cancelled his warrants to purchase 2,000,000 shares of the Company’s common stock.

 On April 8, 2013, we received an additional $5,000 from ImaginEquity. This note has an interest rate of 6% per annum, is unsecured and has a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $229 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On August 21, 2013, we received an additional $7,500 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $547 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On October 29, 2013, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $252 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

On January 17, 2014, we received an additional $5,000 from Dr. C.W. Gilluly, our Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 6% per annum, is unsecured and has a due date of December 31, 2014. As of March 31, 2014, accrued interest payable totaled $60 and is due at maturity. Accrued interest is included in the notes payable, related parties balance.

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

For the Three Months Ended March 31, 2014 and 2013

Results of Operations

General and Administrative Expenses

General and administrative expenses were $4,664 and $19,488 for the three months ended March 31, 2014 and 2013, respectively. The decrease in general and administrative expenses of $17,248 for the three month period was mainly due to the various corporate expenses as a result of changing the Company name and performing a reverse stock split in 2012.

Other Income (Expense)

Other expense was $5,659 and $16,223 for the three months ended March 31, 2014 and 2013, respectively. The decrease for the three month period is due to the lack of interest expense amortized for shares issued as an inducement to enter into a loan.

For the Nine Months Ended March 31, 2014 and 2013

Results of Operations

General and Administrative Expenses

General and administrative expenses were $19,910 and $55,301 for the nine months ended March 31, 2014 and 2013, respectively. The increase in general and administrative expenses of $35,391 for the nine month period was mainly due to various corporate expenses as a result of changing the Company name and performing a reverse stock split in 2012.

Other Income (Expense)

Other expense was $39,617 and $44,206 for the nine months ended March 31, 2014 and 2013, respectively. The decrease for the nine month period of $4,589 is due to reduced interest expense recorded for shares issued as an inducement to enter into a loan.

Liquidity and Capital Resources

 Net cash used in operating activities was $16,598 and $45,441 in the nine months ended March 31, 2014 and 2013, respectively.  The decrease was primarily due to the increase in professional fees for the nine months ended March 31, 2013 compared to 2013.

Net cash provided by investing activities was $-0- and $-0- in the nine months ended March 31, 2014 and 2013, respectively.

Net cash provided by financing activities was $17,500 and $45,500 in the nine months ended March 31, 2014 and 2013, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $900,489 as of March 31, 2014.  Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company.  In the event we use all of our cash resources, C.W. Gilluly has indicated the willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated.  Even though this is Mr. Gilluly's current intention, he has made no firm commitment and it is at his sole discretion whether or not to fund us.  In the event Mr. Gilluly does not fund us, we will not have the funds necessary to operate and will have to dissolve.

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

We have a history of incurring losses from operations. As of March 31, 2014, we had an accumulated deficit of $900,489.  We are currently funding our operations through loans. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

STEMGEN, INC.

Date: May 2, 2014	/s/ C.W. Gilluly
Name: C.W. Gilluly, Ed.D.
Title: President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.