Form 10-K
period 2014-06-30
StemGen, Inc.
filed 2014-10-14
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-21555

STEMGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1812385
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

800 Town and Country Blvd., Suite 300 Houston, Texas	77024
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 832-431-3292

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.01 par value	OTC QB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2013 was $141,350.

There were 10,183,927 shares of the Registrant’s common stock outstanding as of October 13, 2014.

StemGen, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “SGNI,” “our,” and “us” refers to StemGen, Inc., a Delaware corporation.

PART I

ITEM 1. BUSINESS

Overview

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

 On December 24, 2012, the Corporation received a nonrefundable deposit of $32,500 under a Letter of Intent (“LOI”) which it entered into on December 11, 2012 with StemGen Inc. a Nevada corporation. Effective February 5, 2013, the Company amended its Certificate of Incorporation. As a result of the Amendment, the Company’s corporate name changed from Amasys Corporation to StemGen, Inc. and a reverse stock split was effectuated where all the outstanding shares of the Company’s common stock were exchanged at a ratio of one for eighty. The LOI was terminated on August 6, 2013.

Since we redeemed and converted all of our outstanding Series A Preferred Stock at the end of September 2006, starting October 1, 2006 we have not conducted any business operations.

Business Strategy

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. PROPERTIES

We maintain our corporate offices at 800 Town and Country Blvd., Suite 300, Houston, Texas 77024. Our telephone number is 832-431-3292.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

PART II

ITEM 4. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “SGNI” in January 1905. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended June 30, 2014
Quarter ended June 30, 2014	$11.00	$2.50
Quarter ended March 31, 2014	$7.00	$5.00
Quarter ended December 31, 2013	$5.50	$4.50
Quarter ended September 30, 2013	$6.00	$5.00

Fiscal Year Ended June 30, 2013
Quarter ended June 30, 2013	$6.75	$5.00
Quarter ended March 31, 2013	$7.60	$1.20
Quarter ended December 31, 2012	$4.00	$0.80
Quarter ended September 30, 2012	$4.00	$2.80

Holders

As of the date of this filing, there were thirty-seven holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 20,000,000 shares of common stock, with a par value of $0.01.

The closing price of our common stock on October 6, 2014, as quoted by OTC Markets Group, Inc., was $1.60. There were 10,183,927 shares of common stock issued and outstanding as of October 13, 2014.

All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Delaware contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended June 30, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

The company effected an one-for-eighty reverse stock split on February 5, 2013. All share and per share amounts have been restated.

Non-cumulative voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of June 30, 2014.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	—

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	—

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.01.

Shares of preferred stock may be issued from time to time in series. The Board of Directors is authorized to establish and designate one or more series of preferred stock, to fix the number of shares constituting each series, and to fix the designations, powers, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, of each series and the variations and the relative rights, preferences and limitations as between series, and to increase and to decrease the number of shares constituting each series.

On June 13, 2014, the Board of Directors designated 1,000,000 shares of Series E Preferred Stock, with a par value of $0.000001. The Series E Preferred Stock ranks subordinate and junior to all of the Company’s common stock. No dividend shall be declared or paid on the Series E Preferred Stock. The holders of the Series E Preferred Stock shall have the right to consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock such that the holders of outstanding shares of Series E Preferred Stock shall always constitute sixty six and two thirds of the voting rights of the Corporation. In addition, the Board of Directors authorized the Company to issue 1,000,000 shares of Series E Preferred Stock to Landor Investment Corp. These shares were issued after year end.

There were 1,000,000 shares of preferred stock issued and outstanding as of October 13, 2014.

Recent Sales of Unregistered Securities

On May 27, 2014 we issued 10,000,000 unregistered shares of common stock to Landor Investment Corp., a Panama corporation pursuant to the terms of the Stock Purchase agreement with Landor Investment Corp. The shares were issued without registration with the SEC in reliance on the exemption from registration in Regulation S of the Securities Act of 1933, as amended as a transaction by an issuer to a non-US Person. The investor had access to information regarding the Company (including information contained in our Annual Report on Form 10-K for the year ended June 30, 2013, Quarterly Report on Form 10-Q for the period ended December 31, 2013, Quarterly Report on Form 10-Q for the period ended March 31, 2014 and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by the Company), and management of the Company was available to answer questions from prospective investors. We reasonably believe that the investor is an accredited investor. The certificates representing the shares of common stock will bear the customary restrictive legend to the effect that the shares may not been transferred without registration under the Securities Act of 1933 or an available exemption.

ITEM 5. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives, and performance that involve risk, uncertainties, and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

Background of our Company

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

Plan of Operations

We believe we do not have adequate funds to fully execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of June 30, 2014, we had cash on hand of $80.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We reported a net income of $16,420 for the year ended June 30, 2014. We had a working capital surplus of $80 as of June 30, 2014. Net cash used in operations for the year ended June 30, 2014 was $122,760.

We continue to rely on advances to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such advances available. We will not be able to continue operations without them. We are pursuing alternate sources of financing, but there is no assurance that additional capital will be available to the Company when needed or on acceptable terms.

Year ended June 30, 2014 compared to the year ended June 30, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $51,183 and $60,202 for the twelve months ended June 30, 2014 and 2013, respectively. The decrease was primarily a result of lower professional fees.

Interest Expense

Interest expense decreased from $60,717 for the twelve months ended June 30, 2013 to $39,617 for the twelve months ended June 30, 2014. The decrease is attributable to the retirement of debt during the twelve months ended June 30, 2014.

Other Income

During the twelve months ended June 30, 2014, we recognized a gain of $107,220 due to the forgiveness of debt associated with our related party notes. In the prior year, we had recognized a gain of $32,500 due to the forfeit of a nonrefundable deposit.

Net Income (Loss)

We reported a net income of $16,420 for the twelve months ended June 30, 2014 as compared to $88,419 for the comparable period of 2013. The increase in the net gain was mainly due to the recognition of the gain we recognized on the forgiveness of debt.

Liquidity and Capital Resources

The amount of funding that we will require over the next eighteen months will depend on the cash needs of any business in which we invest or operations which we commence. Currently available cash is not sufficient to allow us to commence full execution of our business plan or to fulfill our reporting obligations. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

Through June 30, 2014, we have incurred cumulative losses since inception of $824,542. We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have positive working capital of $80.

During the year ended June 30, 2014, we had net cash used in operating activities of $122,760. The cash used in operating activities primarily related to the payment of operating expenses of the Company and payments of accounts payable and interest. We do not expect to achieve positive cash flow from operations until we have a regular source of revenue, which is adequate to cover the operating costs of the Company.

During the year ended June 30, 2014, we had net cash provided by financing activities of $122,000. The cash provided was the result of a sale of common stock. The funds provided by the sale of common stock were used to repay the outstanding related party debt.

As of June 30, 2014, we had $80 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2014 and 2013. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the financial statements are prepared; actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies, which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2014, the Company had net income of $16,420 and generated negative cash flow from operations in the amount of $122,760. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Polices: Recently Issued Accounting Pronouncements” in Part II, Item 8 of this Form 10-K.

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

StemGen, Inc.

Financial Statements

June 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of StemGen, Inc.:

We have audited the accompanying balance sheets of StemGen, Inc. (the "Company") as of June 30, 2014 and June 30, 2013, and its related statements of operations, shareholders' equity (deficit) and cash flows for the years ended June 30, 2014 and June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StemGen, Inc. as of June 30, 2014 and June 30, 2013, and the results of its operations and its cash flows for the years ended June 30, 2014 and June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ANTON & CHIA, LLP

Newport Beach, California

October 14, 2014

STEMGEN, INC.

BALANCE SHEETS
June 30, 2014

	June 30, 2014	June 30, 2013
ASSETS

CURRENT ASSETS
Cash	$80	$840
Total current assets	80	840

TOTAL ASSETS	$80	$840

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$—	$46,720
Accounts payable to related party	—	24,857
Total current liabilities	—	71,577

Notes payable to related party	—	242,603
TOTAL LIABILITIES	—	314,180

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.01 stated value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively.	—	—
Common Stock, $0.01 par value; 20,000,000 and 20,000,000 shares authorized; 10,183,927 and 183,927 issued and outstanding at June 30, 2014 and June 30, 2013, respectively.	101,839	1,839
Additional paid-in capital	722,783	525,783
Accumulated Deficit	(824,542)	(840,962)
Total stockholders’ equity (deficit)	80	(313,340)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$80	$840

The accompany notes are an integral part of these audited financial statements.

STEMGEN, INC.

STATEMENTS OF OPERATIONS

June 30, 2014

	Year ended June 30,
	2014	2013

REVENUE	$—	$—
COST OF GOODS SOLD	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES
General and administrative expenses	51,183	60,202

LOSS FROM OPERATIONS	(51,183)	(60,202)

OTHER INCOME (EXPENSE)
Interest expense	(39,617)	(60,717)
Gain on forgiveness of accrued interest	107,220	32,500
Total other income (expense)	67,603	(28,217)

NET INCOME (LOSS)	$16,420	$(88,419)

NET LOSS PER COMMON SHARE – Basic and fully diluted (1)	$0.01	$(0.49)

COMMON SHARES OUTSTANDING Basic and fully diluted	1,307,215	182,253

(1) The company effected an one-for-eighty reverse stock split on February 5, 2013. All share and per share amounts have been restated.

The accompany notes are an integral part of these audited financial statements.

STEMGEN, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the year ended June 30, 2014 and June 30, 2013

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, June 30, 2012 (1)	170,865	$1,709	462,028	$(752,543)	$(288,806)

Issuance of stock for note inducement	12,500	125	63,763	—	63,888
Rounding shares issued on reverse split	562	5	(8)
Net loss	—	—	—	(88,419)	(88,419)

BALANCE, June 30, 2013 (1)	183,927	$1,839	525,783	(840,962)	$(313,340)

Shares issued for cash	10,000,000	100,000	197,000	—	297,000
Net income	—	—	—	16,420	16,420

BALANCE, June 30, 2014 (1)	10,183,927	$101,839	$722,783	$(824,542)	$80

(1)The company effected an one-for-eighty reverse stock split on February 5, 2013. All share and per share amounts have been restated.

The accompany notes are an integral part of these audited financial statements.

STEMGEN, INC.

STATEMENTS OF CASH FLOWS
June 30, 2014

	Year ended June 30,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$16,420	$(88,419)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for loan inducement	—	63,885
Amortization of discount	23,094	—
Gain on forgiveness of debt	(107,220)	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(46,720)	9,620
Accounts payable to related party	(24,857)	357
Accrued interest payable	16,524	20,052
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(122,760)	5,495

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	297,000	—
Proceeds from related party advances	22,500	18,000
Repayments of related party advances	(197,500)	—
Debt discount	—	(23,219)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	122,000	(5,219)

NET INCREASE (DECREASE) IN CASH	(760)	276

CASH, at the beginning of the period	840	564

CASH, at the end of the period	$80	$840

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

The accompany notes are an integral part of these audited financial statements.

STEMGEN, INC.

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2014

Note 1. Background Information

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

Note 2. Going Concern

For the fiscal year ended June 30, 2014, the Company had net income of $16,420 and negative cash flow from operations of $122,760. As of June 30, 2014, the Company has positive working capital of $80.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company that will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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

Cash and Cash Equivalents

All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents were $80 and $840 at June 30, 2014 and 2013, respectively.

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Revenue and cost recognition

In accordance with ASC 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. As of June 30, 2014, the Company had no revenues.

Common stock

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2014 and 2013, respectively.

Earnings (Loss) Per Share

Basic loss per share is computed in accordance with ASC Topic 260, Earnings per Share, by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At June 30, 2014 and 2013, the Company did not have any potentially dilutive common shares.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 -

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 -	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of June 30, 2014 and June 30, 2013.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2014-10 during the year ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Note 4. Note Payable to Related Parties.

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

Notes payable

Balance, June 30, 2013	$175,000

Additional notes issued	22,500
Discount on note payable	—
Repayments of notes payable	(197,500)

Balance, June 30, 2014	$—

Accrued interest payable

Balance, June 30, 2013	$90,822

Accrued interest for the year	16,398
Forgiveness of accrued interest	(107,220)

Balance, June 30, 2014	$—

On August 21, 2013, we received an additional $7,500 from Dr. C.W. Gilluly, our former Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of June 30, 2014, this note and its accrued interest have been fully paid.

On October 29, 2013, we received an additional $5,000 from Dr. C.W. Gilluly, our former Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 12% per annum, is unsecured and has a due date of December 31, 2014. As of June 30, 2014, this note and its accrued interest have been fully paid.

On January 17, 2014, we received an additional $5,000 from Dr. C.W. Gilluly, our former Chairman of the Board, President and Chief Executive Officer. This note has an interest rate of 6% per annum, is unsecured and has a due date of December 31, 2014. As of June 30, 2014, this note and its accrued interest have been fully paid.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 5. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended June 30, 2014.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended June 30, 2014 and 2013 are as follows.

	2014		2013
Tax benefit at U.S. statutory rate	$(6,000)	34%	$30,000	34%
State income taxes	(700)	4%	3,500	4%
Use of prior year net operating loss carry forwards	6,700		—
Valuation allowance	—	38%	(33,500)	38%
	$—		$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets as of June 30, 2014 and 2013 are as follows:

	June 30, 2014	June 30, 2013

Deferred tax assets:
Net operating losses carry forwards	$71,938	$88,358

Total deferred tax assets	26,800	33,500

Deferred tax liabilities:	-0-	-0-

Total deferred tax liabilities	-0-	-0-

Net deferred tax asset	26,800	33,500
Valuation allowance	(26,800)	(33,500)
Deferred tax asset, net	$—	$—

A reconciliation of net loss per books with net loss per return is as follows

	June 30,
	2014	2013
Net income (loss), per books	$16,420	$(88,419)
Income subject to tax not recorded on the books:
(Income) expense recorded on the books not included on the return:	- 0 -	- 0 -
Net income (loss), per return	$16,420	$(88,419)

Income tax expense, per return	$6,700	$	- 0 -
Available net operating loss (NOL) carryover from prior tax years	(88,419)		- 0 -
NOL generated	- 0 -		88,419
Total NOL carryover to future years	71,938		88,419
NOL expiring	- 0 -		-0-
NOL available to future years	$71,938		$88,419

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some, or all, of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which the net operating loss carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the net operating loss carryforwards are available to reduce income taxes payable, management has established a valuation allowance such that the net deferred tax asset is $0 as of June 30, 2014. The net change in the valuation allowance during the year ended June 30, 2014 was a decrease of approximately $6,700.

As of June 30, 2014 we had net operating loss carryforwards for federal income tax purposes of $71,938, which will expire through 2032. During the year ended June 30, 2014, the Company had a change in control such that utilization of prior year carryforwards be subject to limitations under IRC Section 382. To this extent that we are able to utilize available tax loss carryforwards that arose from operations in June 30, 2013.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48") which was codified as ASC Topic 740. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company determined the adoption to have no effect on results of operations or financial position at or for the year ended June 30, 2014 or 2013. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

Note 6. Stockholders’ Equity

Preferred Stock

On June 13, 2014, the Board of Directors designated 1,000,000 shares of Series E Preferred Stock, with a par value of $0.01. The Series E Preferred Stock ranks subordinate and junior to all of the Company’s common stock. No dividend shall be declared or paid on the Series E Preferred Stock. The holders of the Series E Preferred Stock shall have the right to consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock such that the holders of outstanding shares of Series E Preferred Stock shall always constitute sixty six and two thirds of the voting rights of the Corporation. In addition, the Board of Directors authorized the Company to issue 1,000,000 shares of Series E Preferred Stock to Landor Investment Corp. These shares were issued after year end.

There were 1,000,000 shares of preferred stock issued and outstanding as of October 13, 2014.

Note 7. Subsequent Events

Subsequent to year end, the Company issued 1,000,000 shares of our Series E Preferred Stock to Landor Investments Corp., a significant stockholder of the Company, for valuable services in connection with the reorganization and continuing operations of the corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended June 30, 2014 and 2013.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2014.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole officer and director will serve until a successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Robert Wilson 800 Town and Country Blvd., Suite 300 Houston, Texas 77024	58	President & Chairman

Mr. Wilson was appointed as CEO and a member of the board of directors on June 24, 2014.

Biographies

Mr. Wilson has a broad background with over 25 years of experience in public accounting, industry and compliance consulting. From 2002 until the present, he has been a partner with Forte Group, LLC, a management consulting, merger and acquisition firm where he worked with clients in energy, IT and healthcare. He is currently the Chief Executive Officer of On the Move Systems, Inc. He has worked in the securities industry for more than 25 years providing financial and compliance consulting for several investment banking firms and broker dealers. He served on the Board of Arbitration for the National Association of Securities Dealers, and has been the Board Audit Chairman for several small public companies and was on the board of Source One Healthcare professionals from 2011 – 2013. He is a Certified Public Accountant, was a member of the NASD Board of Arbitrators and has several FINRA Security Licenses. He is a Certified Public Accountant, and holds a bachelor's degree from Houston Baptist University in Accounting and Management.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listen in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Committees of the Board of Directors

Our sole director has not established any committees, including an Audit Committee, a Compensation Committee, or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by our sole director. Because we do not have any independent directors, our sole director believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our sole director has not considered or adopted any of these policies, as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.

While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

Our sole director is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions

Our Board of Directors is comprised of solely of Mr. Wilson who is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST, AND SIMILAR MATTERS.

Code of Business Conduct and Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11. EXECUTIVE COMPENSATION

Mr. Wilson is currently not paid for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended June 30, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert Wilson	2014		—	—	—	—	—	—
CEO	2013		—	—	—	—	—	—

C.W. Gilluly	2013		—	—	—	—	—	—
Former President	2012		—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS AT June, 30, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Robert Wilson	—	—	—	—	—	—	—	—	—

C.W. Gilluly	—	—	—	—	—	—	—	—	—

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors.

Our Board of Directors is comprised of Robert Wilson. Mr. Wilson also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2014 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

Director Independence

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We do not currently have a stock option plan in favor of any director, officer, consultant, or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our sole director and officer since our inception; accordingly, no stock options have been granted or exercised by our sole director and officer since we were founded.

The following table sets forth certain information as of October 13, 2014, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Common Stock Owned
Landor Investment Corp.	10,105,339	(1)	99.2%

Robert Wilson	—		0.0%

All directors and executive officers as a group (1) person.	—		0.0%

(1) Landor Investment Corp. also holds 1,000,000 shares of Series E Preferred Stock of the Company. The holders of the Series E Preferred Stock shall have the right to consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock such that the holders of outstanding shares of Series E Preferred Stock shall always constitute sixty six and two thirds of the voting rights of the Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, Anton & Chia, LLP, for the years ended June 30, 2014 and 2013:

	2014	2013
Audit Fees	$1,000	$3,950

Audit Related Fees[1]	$—	$—

Tax Fees[2]	$—	$—

All Other Fees[3]	$—	$—

Total Fees	$1,000	$3,950

Notes to the Accountants Fees Table:

(1)

Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by Anton & Chia, LLP described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation [1]
3.2	Bylaws [1]
31.1	Rule 13a-14(a) Certification of Chief Executive Officer [2]
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer [2]
101	XBRL Interactive Data [2,4]

 ______________

(1)  Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission.

(2)  Filed or furnished herewith.

(3)  To be submitted by amendment.

(4)  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StemGen, Inc.

Date: October 14, 2014	By:	/s/ Robert Wilson
Robert Wilson
President & Chairman