Form 10-Q
period 2014-09-30
StemGen, Inc.
filed 2014-11-19
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 19, 2014, there were 10,183,927 shares of common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “SGNI,” “our,” and “us” refers to StemGen, Inc., a Delaware corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMGEN, INC.

CONDENSED BALANCE SHEETS

	September 30, 2014	June 30, 2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$80	$80
Total current assets	80	80

TOTAL ASSETS	$80	$80

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$27,667	$—
Total current liabilities	27,667	—

TOTAL LIABILITIES	27,667	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Series E Preferred Stock, $0.01 stated value; 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively.	10,000	—
Common Stock, $0.01 par value; 20,000,000 shares authorized; 10,183,927 shares issued and outstanding at September 30, 2014 and June 30, 2014	101,839	101,839
Additional paid-in capital	722,783	722,783
Accumulated deficit	(862,209)	(824,542)
Total stockholders’ equity (deficit)	(27,587)	80

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$80	$80

The accompany notes are an integral part of these condensed financial statements.

STEMGEN, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2014	2013

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	37,667	13,421

LOSS FROM OPERATIONS	(37,667)	(13,421)

OTHER INCOME (EXPENSE)
Interest expense	—	(16,863)

NET LOSS	$(37,667)	(30,284)

NET LOSS PER COMMON SHARE – Basic and diluted	$0.00	(0.16)

COMMON SHARES OUTSTANDING – Basic and diluted	10,183,927	183,927

The accompany notes are an integral part of these unaudited condensed financial statements.

STEMGEN, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series E Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE, June 30, 2014 (Audited)	—	$—	10,183,927	$101,839	$722,783	$(824,542)	$80

Issuance of preferred stock for services	1,000,000	10,000	—	—	—	—	10,000
Net loss	—	—	—	—	—	(37,667)	(37,667)

BALANCE, September 30, 2014 (Unaudited)	1,000,000	$10,000	10,183,927	$101,839	$722,783	$(862,209)	$(27,587)

The accompany notes are an integral part of these condensed financial statements.

STEMGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net Loss	$(37,667)	$(30,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Series E preferred shares issued for services	10,000	—
Amortization of discount on convertible note payable	—	11,547

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	27,667	6,206
Accrued interest payable to related party	—	5,316
NET CASH USED IN OPERATING ACTIVITIES	—	(7,215)

FINANCING ACTIVITIES
Proceeds from notes payable	—	7,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	7,500

NET INCREASE (DECREASE) IN CASH	—	285

CASH, at the beginning of the period	80	840

CASH, at the end of the period	$80	$1,125

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

The accompany notes are an integral part of these condensed financial statements.

STEMGEN, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Note 1. General Organization and Business

StemGen, Inc (the “Company”) was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996. As a result of a series of transactions during the 1980’s, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. (“Comtex”) and Analex Corporation (“Analex”), formerly known as Hadron, Inc. Our business was the maintenance of our equity interest in and note receivable from Comtex and equity interest in Analex.

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

We have not conducted any business operations since October 1, 2006.

On June 27, 2014, the board of directors designated 1,000,000 shares of Series E preferred stock. The Series E preferred stock has a par value of $0.01 and ranks subordinate to the Company’s common stock as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. On September 5, 2014, the Company issued 1,000,000 shares of Series E Preferred stock to Landor Investment Corp. (“Landor”) in exchange for services valued at $10,000. On the date of the transaction, Landor held 99.2% of our common stock.

Note 2. Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2014, the Company had a net loss of $37,667. As of September 30, 2014, the Company had negative working capital of $27,587. Management does not anticipate having positive cash flow from operations in the near future.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to fully implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company, which will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash was $80 at September 30, 2014 and June 30, 2014.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2014 or September 30, 2014.

Revenue Recognition

The Company follows ASC 605, Revenue Recognition recognizing revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Share-based Expense

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the three months ended September 30, 2014 and 2013 was $10,000 and $0, respectively.

Earnings (Loss) per Common Share

The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. The basic earnings (loss) per common share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no dilutive shares outstanding for any periods reported.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

Note 4. Related Party Transaction

On September 5, 2014, we issued 1,000,000 shares of Series E Preferred stock to Landor in exchange for services valued at $10,000. The Series E preferred stock has a par value of $0.01 and ranks subordinate to the Company’s common stock as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. On the date of the transaction, Landor held 99.2% of our common stock.

Note 5. Subsequent Events

The Company evaluated material events occurring between September 30, 2014 and through the date when the financial statements were available to be issued for disclosure consideration. Management determined that there were no material events during this period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

StemGen, Inc (the “Company”) was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company, following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996. As a result of a series of transactions during the 1980’s, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. (“Comtex”) and Analex Corporation (“Analex”), formerly known as Hadron, Inc. Our business was the maintenance of our equity interest in and note receivable from Comtex and equity interest in Analex.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

a.	Potential for growth, indicated by new technology, anticipated market expansion or new products;
b.	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
c.	Strength and diversity of management, either in place or scheduled for recruitment;
d.

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

e.	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
f.	The extent to which the business opportunity can be advanced;
g.	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
h.	Other relevant factors.

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

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended June 30, 2014 on Form 10-K.

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $37,667 and $13,421 for the three months ended September 30, 2014 and 2013, respectively. The increase was due to higher professional fees.

Interest Expense

Interest expense decreased from $16,863 for the three months ended September 30, 2013 to $0 for the three months ended September 30, 2014. The decrease is a result of having no outstanding debt for the period ended September 30, 2014. Interest expense for the three months ended September 30, 2013 included amortization of discount on convertible notes payable in the amount of $11,547, compared to $0 in the current year.

Net Loss

We incurred a net loss of $37,667 for the three months ended September 30, 2014 as compared to $30,284 for the comparable period of 2013. The increase in the net loss was primarily the result of the reduced interest expense discussed above.

Liquidity and Capital Resources

At September 30, 2014, we had cash on hand of $80. The company has negative working capital of $27,587 . Net cash generated by operating activities for the three months ended September 30, 2014 was $0. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to fully implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of September 30, 2014.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of September 30, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management, including our principal executive officer and principal financial officer, who is the same person, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Change in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of StemGen, Inc.[1]
3.2	Bylaws of StemGen, Inc.[1]
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer[3]
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer[3]
101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.[2,3]

_______________

(1)	Incorporated by reference to the Company’s Form 8-A filed on October 15, 1996
(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”
(3)	Filed or furnished herewith
(4)	To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StemGen, Inc.

Date: November 19, 2014	By:	/s/ Robert Wilson
Robert Wilson
President & Chairman

