Form 10-Q
period 2014-12-31
StemGen, Inc.
filed 2015-02-17
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 31, 2014, there were 10,183,927 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMGEN, INC.

BALANCE SHEETS

(UNAUDITED)

	December 31, 2014	June 30, 2014
ASSETS		(audited)

CURRENT ASSETS
Cash	$—	$80
Total current assets	—	80

TOTAL ASSETS	$—	$80

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$82,292	$—
Total current liabilities	82,292	—

TOTAL LIABILITIES	82,292	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 stated value; 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	10,000	—
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,183,927 shares issued and outstanding at December 31, 2014 and June 30, 2014	101,839	101,839
Additional paid-in capital	722,783	722,783
Accumulated deficit	(916,914)	(824,542)
Total stockholders’ equity (deficit)	(82,292)	80

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$80

The accompany notes are an integral part of these unaudited financial statements.

STEMGEN, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended December 31,		Three months ended December 31,
	2014	2013	2014	2013

OPERATING EXPENSES
General and administrative expenses	92,372	15,245	54,705	1,825

LOSS FROM OPERATIONS	(92,372)	(15,245)	(54,705)	(1,825)

OTHER INCOME (EXPENSE)
Interest expense	—	(33,958)	—	(17,095)

NET LOSS	$(92,372)	(49,203)	(54,705)	(18,920)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	(0.27)	$(0.01)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	10,183,927	183,927	10,183,927	183,927

The accompany notes are an integral part of these unaudited financial statements.

STEMGEN, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series E Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

BALANCE, June 30, 2014 (Audited)	—	$—	10,183,927	$101,839	$722,783	$(824,542)	$80

Issuance of preferred stock for services	1,000,000	10,000	—	—	—	—	10,000
Net Loss	—	—	—	—	—	(92,372)	(92,372)

BALANCE, December 31, 2014	1,000,000	$10,000	10,183,927	$101,839	$722,783	$(916,914)	$(82,292)

The accompany notes are an integral part of these unaudited financial statements.

STEMGEN, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended December 31,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(92,372)	$(49,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Series E preferred stock issued for services	10,000	—
Amortization of discount on convertible note payable	—	23,094

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	82,292	3,055
Accrued interest payable to related party	—	10,864
NET CASH USED IN OPERATING ACTIVITIES	(80)	(12,190)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	12,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	12,500

NET INCREASE (DECREASE) IN CASH	(80)	310

CASH, at the beginning of the period	80	840

CASH, at the end of the period	$—	$1,150

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions
Issuance of Series E preferred stock for services	$10,000	$—

The accompany notes are an integral part of these unaudited financial statements.

STEMGEN, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

During October 2006, we sold the remaining 21,000 shares of common stock of publicly held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security. We no longer have an equity interest in Analex.

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

On June 27, 2014, the board of directors designated 1,000,000 shares of Series E preferred stock. The Series E preferred stock has a par value of $0.01 and ranks subordinate to the Company’s common stock as to distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. On the same date, the Company issued 1,000,000 shares of Series E Preferred stock to Landor Investment Corp. (“Landor”) in exchange for services valued at $10,000. On the date of the transaction, Landor held 99.2% of our common stock.

Note 2. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2014, the Company had a net loss of $92,372. As of December 31, 2014, the Company had negative working capital of $82,292. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six month period ended December 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2015.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $0 and $80 at December 31, 2014 and June 30, 2014, respectively.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2014 or December 31, 2014.

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

Share-based expense for the six months ended December 31, 2014 and 2013 was $10,000 and $0, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

Note 4. Related Party Transaction

On June 27, 2014, we issued 1,000,000 shares of Series E Preferred stock to to Landor Investment Corp. (“Landor”) in exchange for services valued at $10,000. The Series E preferred stock has a par value of $0.01 and ranks subordinate to the Company’s common stock as to distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. On the date of the transaction, Landor held 99.2% of our common stock.

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

 During October 2006, we sold the remaining 21,000 shares of common stock of publicly held Analex, a defense contractor specializing in systems engineering and developing innovative technical intelligence solutions in support of U.S. national security. We no longer have an equity interest in Analex.

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

The Company is currently considered a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry, or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing, and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

Results of Operations

Six months ended December 31, 2014 compared to the six months ended December 31, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $92,372 and $15,245 for the six months ended December 31, 2014 and 2013, respectively. The increase was due to higher professional fees.

Interest Expense

Interest expense decreased from $33,958 for the six months ended December 31, 2013 to $0 for the six months ended December 31, 2014. The decrease is a result of having no outstanding debt for the period ended December 31, 2014. Interest expense for the six months ended December 31, 2013 included amortization of discount on convertible notes payable in the amount of $23,094, compared to $0 in the current year.

Net Loss

We incurred a net loss of $92,372 for the six months ended  December 31, 2014 as compared to $49,203 for the comparable period of 2013. The increase in the net loss was primarily the result of the increased professional fees discussed above.

Three months ended December 31, 2014 compared to the three months ended December 31, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $54,705 and $1,825 for the three months ended  December 31, 2014 and ended 2013, respectively. The increase is due to professional fees incurred in the quarter ended December 31, 2014.

Interest Expense

Interest expense decreased from $17,095 for the three months ended December 31, 2013 to $0 for the six months ended  December 31, 2014. This is a result of there being no outstanding debt during the period ended December 31, 2014.

Net Loss

We incurred a net loss of $54,705 for the three months ended  December 31, 2014 as compared to $18,920 for the comparable period of 2013. The increase  in the net loss was primarily the result of the increased general and administrative expense noted above.

Liquidity and Capital Resources

At December 31, 2014, we had cash on hand of $0. The company has negative working capital of $82,292 . Net cash used in operating activities for the six months ended December 31, 2014 was $80. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of December 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Change in Internal Controls Over Financial Reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the six months ended December 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of StemGen, Inc. [1]

3.2	Bylaws of StemGen, Inc. [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer [3]

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer [3]

101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.[2,3]

 ________________

(1)	Incorporated by reference to the Company’s Form 8-A filed on October 15, 1996

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(3)	Filed or furnished herewith

(4)	To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StemGen, Inc.

Date: February 17, 2015	By:	/s/ John David Walls
John David Walls
President & Chairman

