Form 10-Q
period 2015-03-31
StemGen, Inc.
filed 2015-05-15
CIK 1023198

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2015, there were 10,183,927 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMGEN, INC.

CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	June 30, 2014
		(audited)
ASSETS

CURRENT ASSETS
Cash	$16,607	$80
Total current assets	16,607	80

TOTAL ASSETS	$16,607	$80

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$173,115	$—
Total current liabilities	173,115	—

Convertible note payable, net of discount of $36,340 and $0, respectively.	—	—

TOTAL LIABILITIES	173,115	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 stated value; 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	10,000	—
Common stock, $0.001 par value; 20,000,000 shares authorized; 10,183,927 shares issued and outstanding at March 31, 2015 and June 30, 2014	10,184	10,184
Stock subscriptions received	19,500	—
Additional paid-in capital	850,778	814,438
Accumulated deficit	(1,046,970)	(824,542)
Total stockholders’ equity (deficit)	(156,508)	80

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,607	$80

The accompanying notes are an integral part of these unaudited financial statements.

STEMGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014

OPERATING EXPENSES
General and administrative expenses	$222,428	$19,910	$130,056	$4,664

LOSS FROM OPERATIONS	(222,428)	(19,910)	(130,056)	(4,664)

OTHER INCOME (EXPENSE)
Interest expense	—	(39,617)	—	(5,659)

NET LOSS	$(222,428)	$(59,527)	$(130,056)	$(10,323)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.02)	$(0.32)	$(0.01)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	10,183,927	183,927	10,183,927	183,927

The accompanying notes are an integral part of these unaudited financial statements.

STEMGEN, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series E Preferred Stock		Common Stock		Common Stock	Additional Paid In	Accumulated	TotalEquity
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

BALANCE, June 30, 2014	—	$—	10,183,927	$10,184	$—	$814,438	$(824,542)	$80

Preferred stock issued for services	1,000,000	10,000	—	—	—	—	—	10,000
Common stock issued for cash	—	—	—	—	19,500	—	—	19,500
Discount on issuance of convertible note payable	—	—	—	—	—	36,340	—	36,340
Net Loss	—	—	—	—	—	—	(222,428)	(222,428)

BALANCE, March 31, 2015	1,000,000	$10,000	10,183,927	$10,184	$19,500	$850,778	$(1,046,970)	$(156,508)

The accompanying notes are an integral part of these unaudited financial statements.

STEMGEN, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended March 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(222,428)	$(59,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Series E preferred stock issued for services	10,000	—
Amortization of discount on convertible note payable	—	23,094

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	173,115	4,669
Accrued interest payable to related party	—	16,524
NET CASH USED IN OPERATING ACTIVITIES	(39,313)	(16,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	36,340	—
Proceeds from sale of common stock	19,500	—
Proceeds from notes payable	—	17,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	55,840	17,500

NET INCREASE IN CASH	16,527	902

CASH, at the beginning of the period	80	840

CASH, at the end of the period	$16,607	$1,742

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Noncash investing and financing transactions
Issuance of Series E preferred stock for services	$10,000	$—
Refinancing of advances into convertible notes payable	$36,340	$—
Beneficial conversion discount on convertible note payable	$36,340	$—

The accompanying notes are an integral part of these unaudited financial statements.

STEMGEN, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Note 2. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2015, the Company had a net loss of $222,428 resulting in an accumulated deficit of $1,046,970 as of March 31, 2015. As of March 31, 2015, the Company had negative working capital of $156,508. Management does not anticipate having positive cash flow from operations in the near future.

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

The results of operations for the nine month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2015.

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

Cash

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash was $16,607 and $80 at March 31, 2015 and June 30, 2014, respectively. There are no cash equivalents.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2014 or March 31, 2015.

Revenue Recognition

The Company follows ASC 605, Revenue Recognitionrecognizing revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

Share-based expense for the nine months ended March 31, 2015 and 2014 was $10,000 and $0, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

Note 4. Advances

During the nine months ended March 31, 2015, the Company received net, non-interest bearing advances from certain third parties totaling $36,340. The total amount due under these advances as of June 30, 2014 was $0. These advances are not collateralized, non-interest bearing and are due on demand.

Note 5. Related Party Transaction

On June 30, 2014, we issued 1,000,000 shares of Series E Preferred stock to Landor Investment Corp. (“Landor”) in exchange for services valued at $10,000. The Series E preferred stock has a par value of $0.01 and ranks subordinate to the Company’s common stock as to distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. On the date of the transaction, Landor held 99.2% of our common stock.

Note 6. Convertible Notes Payable

On March 31, 2015, the Company signed a Convertible Promissory Note that refinanced $36,340 of non-interest bearing advances into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on March 31, 2017. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder at a rate of $0.90 per share. On the same date, we recognized a beneficial conversion feature of $36,340 on this note. We recorded the beneficial conversion feature as an addition to paid-in capital.

Note 7. Sale of Common Stock

On March 11, 2015 we completed a private offering and sale of common stock to four accredited investors for total gross proceeds to the Company of $19,500. Pursuant to a stock purchase agreement with the investors, we issued the purchasers 3,900,000 shares of our unregistered common stock. In connection with the sale of the shares, we entered into a registration rights agreement with the investors, pursuant to which we agreed to register all of the investor’s shares of our common stock on a Form S-1 registration statement to be filed with the SEC within 120 calendar days after use our commercially reasonable efforts to cause such registration statement to be declared effective under the 1933 Act as promptly as reasonably practicable after the filing. Please refer to the Form 8-K we filed with the Securities and Exchange Commission on March 13, 2015.

As of March 31, 2015, we have received $19,500 from four of the investors. As of March 31, 2015, we have not issued these shares, and thus have recorded $19,500 as stock subscriptions received.

Note 8. Subsequent Events

On April 13, 2015, the Company changed the par value of its common stock from $0.01 per share to $0.001 per common share. The total number of common shares did not change.

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

Results of Operations

Nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $222,428 and $19,910 for the nine months ended March 31, 2015 and 2014, respectively. The increase was due to higher professional fees.

Interest Expense

Interest expense decreased from $39,617 for the nine months ended March 31, 2014 to $0 for the nine months ended March 31, 2015. The decrease is a result of having no outstanding debt for the period ended March 31, 2015. Interest expense for the nine months ended March 31, 2014 included amortization of discount on convertible notes payable in the amount of $23,094, compared to $0 in the current year.

Net Loss

We incurred a net loss of $222,428 for the nine months ended March 31, 2015 as compared to $59,527 for the comparable period of 2014. The decrease in the net loss was primarily the result of the increased professional fees discussed above.

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $130,056 and $4,664 for the three months ended March 31, 2015 and ended 2014, respectively. The increase is due to professional fees incurred in the quarter ended December 31, 2014.

Interest Expense

Interest expense decreased from $5,659 for the three months ended March 31, 2014 to $0 for the three months ended March 31, 2015. This is a result of there being no outstanding debt during the period ended December 31, 2014.

Net Loss

We incurred a net loss of $130,056 for the three months ended March 31, 2015 as compared to $10,323 for the comparable period of 2014. The decrease in the net loss was primarily the result of the increased general and administrative expense noted above.

Liquidity and Capital Resources

At March 31, 2015, we had cash on hand of $16,607. The company has negative working capital of $156,508. Net cash used in operating activities for the nine months ended March 31, 2015 was $39,313. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of March 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of March 31, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the nine months ended March 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of StemGen, Inc.(1)
3.2	Bylaws of StemGen, Inc.(1)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer(3)
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer(3)
101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.(2),(3)

____________

(1)	Incorporated by reference to the Company’s Form 8-A filed on October 15, 1996

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(3)	Filed or furnished herewith

(4)	To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StemGen, Inc.

Date: May 15, 2015	By:	/s/ John David Walls
John David Walls
President & Chairman

