Form 10-K
period 2015-06-30
StemGen, Inc.
filed 2015-10-13
CIK 1023198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-21555

STEMGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-1812385
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

800 Town and Country Blvd, Suite 300 Houston, Texas	77024
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 832-431-3292

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.001 par value	OTC Markets QB

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

Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2014 was $109,879.

There were 14,083,927 shares of the Registrant’s common stock outstanding as of October 9, 2015.

STEMGEN, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in this Annual Report on Form 10-K for the fiscal year ended June 30, 2015. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

StemGen is a business accelerator. It is in the business of investing in private companies and assisting those companies to execute their business plans. The Company searches for targets that have a market-ready product or process that requires additional assistance to move ahead and be a dominant player in their market. The targets must have a unique product or service that has the ability to disrupt or change the market in which they operate.

On May 15, 2015, we purchased 100% of the membership interests in Global Visionary Investments LLC, a business advisory services company, (“Global Visionary”) as a means to facilitate the process of driving possible target leads and vetting potential investments in those targets. We purchased Global Visionary for cash payments of $50,000 and the issuance of a convertible note for $100,000. As of June 30, 2015, we had paid $35,000 of the $50,000. The remaining $15,000 was paid after the close of the fiscal year. The convertible note matures on May 15, 2018 and bears interest at 10% per year. The note is convertible into shares of our common stock at 25% of the volume weighted average closing price of the Company’s common stock for the five trading days prior to the notice of intent to convert. In no event shall the conversion rate be lower than $0.05 per share.

Global Visionary has a limited exclusive license with SOKAP, a Canadian corporation. SOKAP provides business intelligence in deal sourcing and target vetting. Through their proprietary geo-targeting software platform, the acquisition targets have the opportunity to market their products and services in a unique way through licensing specific territories for the sale of their products or services. This creates a unique sales channel opportunity that does not currently have any competitors.

We believe that the acquisition of Global Visionary represents a beneficial opportunity to diversify and expand our business platform to attract a larger audience of potential investment targets.

Employees and Employment Agreements

We have one employee. None of our employees has a written employment agreement. We are not subject to any collective bargaining agreements.

ITEM 1A. RISK FACTORS

This item is not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate offices at 800 Town and Country Blvd, Suite 300, Houston, Texas 77024. Our telephone number is 832-431-3292.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTC Market Group, Inc.’s OTCQB tier (“OTCQB”) under the symbol SGNI. The following table sets forth, for the periods indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended June 30, 2015
Quarter ended June 30, 2015	$2.25	$1.80
Quarter ended March 31, 2015	$1.80	$1.40
Quarter ended December 31, 2014	$1.95	$1.40
Quarter ended September 30, 2014	$2.50	$1.90

Fiscal Year Ended June 30, 2014
Quarter ended June 30, 2014	$11.00	$2.50
Quarter ended March 31, 2014	$7.00	$5.00
Quarter ended December 31, 2013	$5.50	$4.50
Quarter ended September 30, 2013	$6.00	$5.00

Holders

As of the date of this filing, there were ninety-eight holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 20,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on October 9, 2015, as quoted by OTC Markets Group, Inc., was $1.10. There were 14,083,927 shares of common stock issued and outstanding as of October 1, 2015. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Delaware contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended June 30, 2015, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of June 30, 2015.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders.	—	—	—

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	—

Preferred Stock

Our authorized preferred stock consists of 1,000,000 shares of $0.000001 par value Series E preferred stock. As of the date of this report, there are 1,000,000 shares of Series E preferred stock outstanding. The Company’s preferred stock ranks senior to all other equity securities, including common stock. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

The Series E preferred stock is subordinate and junior to our common stock, receives no dividends, and does not participate in distribution of assets upon liquidation, dissolution, or winding up of the Company. The Series E preferred stock exercises 66 ⅔% of the voting rights of the company.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background of our Company

We are a company incorporated in Delaware on January 1, 1992.

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

StemGen is a business accelerator. It is in the business of investing in private companies and assisting those companies to execute their business plans. The Company searches for targets that have a market-ready product or process that requires additional assistance to move ahead and be a dominant player in their market. The targets must have a unique product or service that has the ability to disrupt or change the market in which they operate.

On June 27, 2014, the board of directors designated 1,000,000 shares of Series E preferred stock. The Series E preferred stock has a par value of $0.000001 and ranks subordinate to the Company’s common stock as to distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. On October 8, 2014, the Company issued 1,000,000 shares of Series E Preferred stock to Landor Investment Corp. (“Landor”) in exchange for services valued at $10,000. On the date of the transaction, Landor held 99.2% of our common stock.

On May 15, 2015, we purchased 100% of the membership interests in Global Visionary Investments LLC, a business advisory services company, (“Global Visionary”) as a means to facilitate the process of driving possible target leads and vetting potential investments in those targets. We purchased Global Visionary for cash payments of $50,000 and the issuance of a convertible note for $100,000. As of June 30, 2015, we had paid $35,000 of the $50,000. The remaining $15,000 was paid after the close of the fiscal year. The convertible note matures on May 15, 2018 and bears interest at 10% per year. The note is convertible into shares of our common stock at 25% of the volume weighted average closing price of the Company’s common stock for the five trading days prior to the notice of intent to convert. In no event shall the conversion rate be lower than $0.05 per share.

Global Visionary has a limited exclusive license with SOKAP, a Canadian corporation. SOKAP provides business intelligence in deal sourcing and target vetting. Through their proprietary geo-targeting software platform, the acquisition targets have the opportunity to market their products and services in a unique way through licensing specific territories for the sale of their products or services. This creates a unique sales channel opportunity that does not currently have any competitors.

We believe that the acquisition of Global Visionary represents a beneficial opportunity to diversify and expand our business platform to attract a larger audience of potential investment targets.

Plan of Operations

We believe we do not have adequate funds to fully execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of June 30, 2015, we had cash on hand of $0.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $491,999 for the year ended June 30, 2015. We had a working capital deficit of $237,700 as of June 30, 2015. We do not anticipate having positive net income in the immediate future. Net cash used by operations for the year ended June 30, 2015 was $107,419.

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

Fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014.

General and Administrative Expenses

We recognized general and administrative expenses of $339,085 and $51,183 for the years ended June 30, 2015 and 2014, respectively. The increase in general and administrative expense was primarily the result of increases in management fees and contract labor as the result of the Company beginning to implement its new business plan during fiscal 2015 as compared to fiscal 2014.

Interest Expense

Interest expense decreased from $39,617 for the year ended June 30, 2014 to $2,914 for the year ended June 30, 2015. Interest expense for the year ended June 30, 2015 included amortization of discount on convertible notes payable in the amount of $1,570, compared to $23,094 for the comparable period of 2014. The remaining decrease is the result of a higher level of debt during fiscal 2014.

Net Loss

We incurred a net loss of $491,999 for the year ended June 30, 2015 as compared to net income of $16,420 for the comparable period of 2014. The increase in the net loss was primarily the result of the increase in general and administrative expense as discussed above.

Liquidity and Capital Resources

We anticipate needing approximately of $425,000 to fund our operations and to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $237,700.

As of June 30, 2015, we had $0 of cash on hand. We do not have an adequate amount of cash on hand to fund our future operations.

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2015 and 2014. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2015, the Company had a net loss of $491,999. We had negative cash flow from operations of $107,419. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Polices: Recently Issued Accounting Pronouncements” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

StemGen, Inc.

Consolidated Financial Statements

June 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of StemGen, Inc.

We have audited the accompanying consolidated balance sheets of StemGen, Inc. (“the Company”) as of June 30, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. StemGen, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of StemGen, Inc. as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licenses or others. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anton & Chia, LLP
Newport Beach

October 13, 2015

STEMGEN, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	June 30, 2014
ASSETS

CURRENT ASSETS
Cash	$—	$80
Total current assets	—	80

TOTAL ASSETS	$—	$80

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$236,666	$—
Cash overdraft	1,034	—
Total current liabilities	237,700	—

Convertible notes payable, net of discount of $220,235 and $0, respectively	1,570	—
Accrued interest payable	1,344	—
TOTAL LIABILITIES	240,614	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 20,000,000 authorized; 10,183,927 shares issued and outstanding at June 30, 2015 and June 30, 2014	10,184	10,184
Series E Preferred Stock, $0.000001 par value; 1,000,000 shares authorized; 1,000,000 and no shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively	1	—
Common stock payable	19,500	—
Additional paid-in capital	1,046,242	814,438
Accumulated deficit	(1,316,541)	(824,542)
Total stockholders’ equity (deficit)	(240,614)	80

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$80

The accompany notes are an integral part of these consolidated financial statements.

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2015	2014

OPERATING EXPENSES
General and administrative expenses	$339,085	$51,183
Impairment of intangible assets	150,000	—

LOSS FROM OPERATIONS	$(489,085)	$(51,183)

OTHER INCOME (EXPENSE)
Interest expense	(2,914)	(39,617)
Gain on forgiveness of debt	—	107,220
Total other income (expense)	(2,914)	67,603

NET INCOME (LOSS)	$(491,999)	$16,420

NET INCOME (LOSS) PER COMMON SHARE – Basic and diluted	$(0.05)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	10,183,927	1,307,215

The accompany notes are an integral part of these consolidated financial statements.

STEMGEN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Series E Preferred Stock		Common Stock	Additional Paid In	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	(Deficit)

BALANCE, June 30, 2013	183,927	$184	—	$—	$—	$527,438	$(840,962)	$(313,340)

Common shares issued for cash	10,000,000	10,000	—	—	—	287,000	—	297,000
Net income	—	—	—	—	—	—	16,420	16,420

BALANCE, June 30, 2014	10,183,927	$10,184	—	$—	$—	$814,438	$(824,542)	$80

Common stock payable issued for cash	—	—	—	—	19,500	—	—	19,500
Preferred stock issued for services	—	—	1,000,000	1	—	9,999	—	10,000
Discount on issuance of convertible note payable	—	—	—	—	—	221,805	—	221,805
Net Loss	—	—	—	—	—	—	(491,999)	(491,999)

BALANCE, June 30, 2015	10,183,927	$10,184	1,000,000	$1	$19,500	$1,046,242	$(1,316,541)	$(240,614)

The accompany notes are an integral part of these consolidated financial statements.

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2015	2014

OPERATING ACTIVITIES:
Net income (loss)	$(491,999)	$16,420
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of discount on convertible note payable	1,570	23,094
Impairment of intangible asset	150,000	—
Gain on forgiveness of debt	—	(107,220)
Preferred stock issued for services	10,000	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	221,666	(46,721)
Accounts payable and accrued liabilities, related party	—	(24,857)
Accrued interest payable	1,344	16,524
NET CASH USED IN OPERATING ACTIVITIES	(107,419)	(122,760)

INVESTING ACTIVITIES:
Acquisition of subsidiary	(35,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(35,000)	—

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	19,500	297,000
Proceeds from convertible notes payable	121,805	—
Cash overdraft	1,034	—
Repayment of related party advances	—	(197,500)
Proceeds from related party advances	—	22,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	142,339	122,000

NET INCREASE (DECREASE) IN CASH	(80)	(760)

CASH, at the beginning of the year	80	840

CASH, at the end of the year	$—	$80

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$121,805	$—
Beneficial conversion on convertible note payable	$221,805	$—
Convertible note payable issued for acquisition of subsidiary (See Note 4)	$100,000	$—

The accompany notes are an integral part of these audited consolidated financial statements.

STEMGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Note 1. Background Information

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

Since we redeemed and converted all of our outstanding Series A Preferred Stock at the end of September 2006, starting October 1, 2006 through June 30, 2014, we had not conducted any business operations.

StemGen is a business accelerator. It is in the business of investing in private companies and assisting those companies to execute their business plans. The Company searches for targets that have a market-ready product or process that requires additional assistance to move ahead and be a dominant player in their market. The targets must have a unique product or service that has the ability to disrupt or change the market in which they operate.

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

On May 15, 2015, we purchased 100% of the membership interests in Global Visionary Investments LLC, a business advisory services company, (“Global Visionary”) as a means to facilitate the process of driving possible target leads and vetting potential investments in those targets. We purchased Global Visionary for cash payments of $50,000 and the issuance of a convertible note for $100,000. As of June 30, 2015, we had paid $35,000 of the $50,000. The remaining $15,000 was paid after the close of the fiscal year. The convertible note matures on May 15, 2018 and bears interest at 10% per year. The note is convertible into shares of our common stock at 25% of the volume weighted average closing price of the Company’s common stock for the five trading days prior to the notice of intent to convert. In no event shall the conversion rate be lower than $0.05 per share.

Global Visionary has a limited exclusive license with SOKAP, a Canadian corporation. SOKAP provides business intelligence in deal sourcing and target vetting. Through their proprietary geo-targeting software platform, the acquisition targets have the opportunity to market their products and services in a unique way through licensing specific territories for the sale of their products or services. This creates a unique sales channel opportunity that does not currently have any competitors.

We believe that the acquisition of Global Visionary represents a beneficial opportunity to diversify and expand our business platform to attract a larger audience of potential investment targets.

Note 2. Going Concern

For the fiscal year ended June 30, 2015, the Company had a net loss of $491,999 and negative cash flow from operations of $107,419. As of June 30, 2015, the Company has negative working capital of $237,700.

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

Note 3. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and operations of StemGen, Inc., and its wholly-owned subsidiary, Global Visionary Investments LLC (collectively referred to as the “Company”). All material intercompany accounts and transactions are eliminated in consolidation.

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

Cash

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash was $0 and $80 at June 30, 2015 and June 30, 2014, respectively. There are no cash equivalents.

Impairment of Long-Lived and Intangible Assets

Long-lived and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived or intangible asset may not be recoverable. The carrying amount of a long-lived or intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived or intangible asset exceeds its fair value. During the year ended June 30, 2015, the Company determined that intangible assets related to the acquisition of GVI were impaired. The Company wrote off intangible assets and recognized a loss of $150,000.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2015 or June 30, 2014.

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

Share-based expense for the year ended June 30, 2015 and 2014 was $10,000 and $0, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

Note 4. Acquisition of Global Visionary Investments LLC

On May 15, 2015, we purchased 100% of the membership interests in Global Visionary Investments LLC, a business advisory services company, (“Global Visionary”) as a means to facilitate the process of driving possible target leads and vetting potential investments in those targets. We purchased Global Visionary for cash payments of $50,000 and the issuance of a convertible note for $100,000. As of June 30, 2015, we had paid $35,000 of the $50,000. The remaining $15,000 was paid after the close of the fiscal year. The convertible note matures on May 15, 2018 and bears interest at 10% per year. The note is convertible into shares of our common stock at 25% of the volume weighted average closing price of the Company’s common stock for the five trading days prior to the notice of intent to convert. In no event shall the conversion rate be lower than $0.05 per share.

Global Visionary has a limited exclusive license with SOKAP, a Canadian corporation. SOKAP provides business intelligence in deal sourcing and target vetting. Global Visionary paid a one-time fee of $10,000 prior to being acquired by the Company. The Company will be required to pay a continuing 5% royalty of the net profit generated from the use of the software.

The Company valued the acquisition of GVI as an intangible asset of $150,000, because GVI did not have any operations or identifiable assets or liabilities at the time of acquisition. On June 30, 2015, the Company determined that the intangible asset was impaired under GAAP, because there was no supportable estimates for future projected cash flows of GVI.

We evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to our common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized a beneficial conversion feature of $100,000. We recorded the beneficial conversion features as an increase in additional paid-in capital and a discount to the convertible notes. We amortize the discounts to the convertible note to interest expense over the life of the note using the effective interest method. The discount is amortized at an effective interest rate of 227.53%.

Note 5. Advances from Third Parties

During the year ended June 30, 2015, Vista View Ventures, Inc. advanced $121,805 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $121,805 of the advances into convertible notes payable with Vista View Ventures, Inc. As of June 30, 2015 and June 30, 2014, advances in the amount of $0 and $0, respectively, are included in current liabilities on the consolidated balance sheets. See Note 7.

Note 6. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended June 30, 2015.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the years ended June 30, 2015 and 2014 are as follows.

	2015		2014
	Amount	Percent	Amount	Percent
Tax benefit at U.S. statutory rate	$172,200	35%	$(6,700)	(41)%
State Income taxes
Less: amortization of discount on convertible notes	(550)	(0)%	—	—%
Less: stock based compensation	(3,500)	(1)%	—	—%
Less: valuation allowance	(168,150)	(34)%	—	—%
Use of prior years’ net operating loss carry forward	—	—%	6,700	41%
Net tax benefit	$—	—%	$—	—%

Note 7. Convertible Notes Payable

Convertible notes payable consisted of the following at June 30, 2015:

	June 30, 2015	June 30, 2014

Convertible note in the original principal amount of $36,340, issued March 31, 2015 and maturing March 31, 2017, bearing simple interest at 10% per year, and convertible into common stock at a rate of $0.90 per share	$36,340	$—
Convertible note in the original principal amount of $100,000, issued May 15, 2015 and maturing May 15, 2018, bearing simple interest at 10% per year, and convertible into common stock at the greater of 25% of the VWAP of the Company’s common stock or $0.05 per share	100,000	—
Convertible note in the original principal amount of $85,465, issued June 30, 2015 and maturing June 30, 2017, bearing simple interest at 10% per year, and convertible into common stock at a rate of $0.05 per share	85,465	—

Total convertible notes payable	$221,805	$—

Less: discount on noncurrent convertible notes payable	(220,235)	—
Convertible notes payable, net of discount - noncurrent	$1,570	$—

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Convertible notes issued

During the year ended June 30, 2015, the Company signed convertible promissory notes of $121,805 in total with Vista View Ventures Inc., which refinanced non-interest bearing advances. These notes are payable at maturity and bear interest at 10% per annum. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owing more than 4.99% of the number of shares of common stock outstanding on the conversion date. The convertible promissory notes are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate Per Share	Amount of Note

March 31, 2015	March 31, 2017	10%	$0.90	$36,340
June 30, 2015	June 30, 2017	10%	0.05	85,465
Total				$121,805

We evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the note listed above and concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the present value of the cash flow under the terms of the new instrument was less than 10% from the present value of the remaining cash flows under the terms of the original note. No gain or loss on the modifications was required to be recognized.

We evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the our common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion features in the amounts of $36,340 and $85,465 on March 31, 2015 and June 30, 2015, respectively. We recorded the beneficial conversion features as an increase in additional paid-in capital and a discount to the convertible. Discounts to the convertible notes are amortized to interest expense over the life of the note. The discounts are amortized using the effective interest method at an effective interest rate of 278.22% and 277.10% for the convertible notes dated March 31, 2015 and June 30, 2015, respectively.

Note 8. Debt Repayment Commitments

We have commitments to repay the following debt over the next five years:

	Year ending June 30,
	2016	2017	2018	2019	2020	Total

Convertible notes	—	$121,805	$100,000	—	—	$221,805

Total	—	$121,805	$100,000	—	—	$221,805

Note 9. Shareholders’ Equity (Deficit)

On April 13, 2015, we filed a certification of correction with the State of Delaware to correct the par value of our common stock to $0.001 per share. The number of common shares authorized remained at 20,000,000.

On March 11, 2015 we completed a private offering and sale of common stock to four accredited investors for gross proceeds to the Company of $19,500. In connection with the sale of the shares, we entered into a registration rights agreement with the investors, pursuant to which we agreed to register all of the investor’s shares of our common stock on a Form S-1 registration statement to be filed with the SEC within 120 calendar days after use our commercially reasonable efforts to cause such registration statement to be declared effective under the 1933 Act as promptly as reasonably practicable after the filing.

On June 27, 2014, the board of directors designated 1,000,000 shares of Series E preferred stock. The Series E preferred stock has a par value of $0.000001 and ranks subordinate to the Company’s common stock as to distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. As a result, the Series E Preferred Stock carries 66.67% voting control. On October 8, 2014, the Company issued 1,000,000 shares of Series E Preferred stock to Landor Investment Corp. (“Landor”) in exchange for services valued at $10,000. On the date of the transaction, Landor held 99.2% of our common stock.

Note 10. Management Fees

Services Provided by KM Delaney & Assoc.

During the year ended June 30, 2015, KM Delaney & Assoc. (“KMDA”) has provided office space and certain administrative functions to us. The services provide include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. We have agreed to pay KMDA $18,000 per month for these services during the calendar year ending December 31, 2015. During the year ended June 30, 2015, KMDA billed us $176,262 for those services. As of June 30, 2015, we owed KMDA $176,262. No such services were provided during the year ended June 30, 2014. These amounts are included in accounts payable and accrued liabilities on the balance sheet.

Note 11. Subsequent Events.

On August 12, 2015, the Company issued 3,900,000 shares of its common stock to four accredited investors from the previously completed private offering and sale of common stock. See Note 9.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accounts

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended June 30, 2015 and 2014.

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

As of June 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the audit of our financial statements as of June 30, 2015.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position

John David Walls 800 Town and Country Blvd, Suite 300 Houston, Texas 77024	58	CEO and Chairman of the Board

Mr. Walls was appointed as CEO and a member of the board of directors on January 20, 2015.

Biographies

Mr. Walls brings 30 years of management and banking expertise to the Company. From 2004 until 2014, he served as Chief Financial Officer of a private manufacturing and tool company in Forney, Texas. Mr. Walls holds a bachelor of business administration in finance and real estate from Baylor University. He also attended Southwestern Graduate School of Banking at Southern Methodist University.

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

Our Board of Directors is comprised of solely of Mr. Walls who is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST, AND SIMILAR MATTERS.

ITEM 11. EXECUTIVE COMPENSATION

Mr. Walls is paid $120,000 per year for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended June 30, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

John David Walls	2015	42,231	—	—	—	—	—	—	42,231
CEO

Robert Wilson	2015	—	—	—	—	—	—	—	—
Former CEO	2014	—	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—	—

C.W. Gilluly	2013	—	—	—	—	—	—	—	—
Former President

OUTSTANDING EQUITY AWARDS AT JUNE, 30, 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)

John David Walls	—	—	—	—	—	—	—	—	—

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors.

Our Board of Directors is comprised of John David Walls. Mr. Walls also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2015 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of October 1, 2015, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned

Landor Investment Corp. (1)	10,105,442	99.2%
Calle 65 Esta, San Francisco, Local No. 35
Panama City, Panama

John David Walls	—	0.0%

All directors and executive officers as a group (1) person.	—	0.0%

(1)

In addition to the common stock, Landor Investment Corp. owns 1,000,000 shares of Series E preferred stock. The Series E preferred stock has a par value of $0.000001 and ranks subordinate to the Company’s common stock as to distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. As a result, the Series E Preferred Stock carries 66.67% voting control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, Anton & Chia, LLP, for the years ended June 30, 2015 and 2014:

	2015	2014

Audit Fees	$17,960	$1,000

Audit Related Fees (1)	$950	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$18,910	1,000

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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation[1]
3.2	Bylaws[1]
21	Subsidiaries of the Registrant[2]
31.1	Rule 13a-14(a) Certification of Chief Executive Officer[2]
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer[2]
101	XBRL Interactive Data[3]

______________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on March 17, 2015.

(2)	Filed or furnished herewith.

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StemGen, Inc.

Date: October 13, 2015	By:	/s/ John David Walls
John David Walls
CEO and Chairman of the Board

