Form 10-Q
period 2015-09-30
StemGen, Inc.
filed 2015-11-16
CIK 1023198

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Registrant's telephone number, including area code: 832-431-3292

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 3, 2015, there were 14,083,927 shares of common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "SGNI," "our," and "us" refers to StemGen, Inc., a Delaware corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMGEN, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$350	$—
Total current assets	350	—

TOTAL ASSETS	$350	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$84,671	$236,666
Cash overdraft	—	1,034
Total current liabilities	84,671	237,700

Accrued interest payable	7,757	1,344
Convertible note payable, net of discount of $490,722 and $220,235, respectively.	8,291	1,570

TOTAL LIABILITIES	100,719	240,614

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 20,000,000 shares authorized; 14,083,927 and 10,183,927 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	14,084	10,184
Series E Preferred stock, $0.000001 stated value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2015 and June 30, 2015	1	1
Common stock payable	—	19,500
Additional paid-in capital	1,339,050	1,046,242
Accumulated deficit	(1,453,504)	(1,316,541)
Total stockholders' deficit	(100,369)	(240,614)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$350	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STEMGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,
	2015	2014

OPERATING EXPENSES
General and administrative expenses	$123,829	$37,667

LOSS FROM OPERATIONS	(123,829)	(37,667)

OTHER EXPENSE
Interest expense	(13,134)	—

NET LOSS	$(136,963)	$(37,667)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	12,261,101	10,183,927

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STEMGEN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

BALANCE, June 30, 2015	10,183,927	$10,184	1,000,000	$1	$1,046,242	$19,500)	$(1,316,541)	$(240,614)

Common stock issued for cash	3,900,000	3,900	—	—	15,600	(19,500)	—	—
Beneficial conversion discount on convertible note payable	—	—	—	—	277,208	—	—	277,208
Net loss	—	—	—	—	—	—	(136,963)	(136,963)

BALANCE, September 30, 2015	14,083,927	$14,084	1,000,000	$1	$1,339,050	$—	$(1,453,504)	$(100,369)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STEMGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(136,963)	$(37,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Series E preferred stock issued for services	—	10,000
Amortization of discount on convertible note payable	6,721	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(151,995)	27,667
Accrued interest payable	6,413	—
Cash overdraft	(1,034)	—
NET CASH USED IN OPERATING ACTIVITIES	(276,858)	—

FINANCING ACTIVITIES
Proceeds from advances	277,208	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	277,208	—

NET INCREASE (DECREASE) IN CASH	350	—

CASH, at the beginning of the period	—	80

CASH, at the end of the period	$350	$80

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions
Issuance of Series E preferred stock for services	$—	$10,000
Refinancing of advances into convertible notes payable	$277,208	$—
Beneficial conversion discount on convertible note payable	$277,208	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STEMGEN, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

Note 1. General Organization and Business

StemGen, Inc (the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996. As a result of a series of transactions during the 1980's, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex"), formerly known as Hadron, Inc. Our business was the maintenance of our equity interest in and note receivable from Comtex and equity interest in Analex.

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

On December 24, 2012, the Corporation received a nonrefundable deposit of $32,500 under a Letter of Intent ("LOI") which it entered into on December 11, 2012 with StemGen Inc. a Nevada corporation. Effective February 5, 2013, the Company amended its Certificate of Incorporation. As a result of the Amendment, the Company's corporate name changed from Amasys Corporation to StemGen, Inc. and a reverse stock split was effectuated where all the outstanding shares of the Company's common stock were exchanged at a ratio of one for eighty. The LOI was terminated on August 6, 2013.

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

On June 27, 2014, the board of directors designated 1,000,000 shares of Series E preferred stock. The Series E preferred stock has a par value of $0.01 and ranks subordinate to the Company's common stock as to distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. On the same date, the Company issued 1,000,000 shares of Series E Preferred stock to Landor Investment Corp. ("Landor") in exchange for services valued at $10,000. On the date of the transaction, Landor held 99.2% of our common stock.

On May 15, 2015, we purchased 100% of the membership interests in Global Visionary Investments LLC, a business advisory services company, ("Global Visionary") as a means to facilitate the process of driving possible target leads and vetting potential investments in those targets. We purchased Global Visionary for cash payments of $50,000 and the issuance of a convertible note for $100,000. The convertible note matures on May 15, 2018 and bears interest at 10% per year. The note is convertible into shares of our common stock at 25% of the volume weighted average closing price of the Company's common stock for the five trading days prior to the notice of intent to convert. In no event shall the conversion rate be lower than $0.05 per share.

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

Note 2. Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2015, the Company had a net loss of $136,963 and negative cash flow from operating activities of $276,858. As of September 30, 2015, the Company had negative working capital of $84,321. Management does not anticipate having positive cash flow from operations in the near future.

These factors raise a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company's financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company's business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company's financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company's ability to continue as a going concern.

In the long term, management believes that the Company's projects and initiatives will be successful and will provide cash flow to the Company, which will be used to finance the Company's future growth. However, there can be no assurances that the Company's planned activities will be successful, or that the Company will ultimately attain profitability. The Company's long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the three month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of StemGen, Inc., and its wholly-owned subsidiary, Global Visionary Investments LLC (collectively referred to as the "Company"). All material intercompany accounts and transactions are eliminated in consolidation.

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

Cash

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash was $350 and $0 at September 30, 2015 and June 30, 2015, respectively. There are no cash equivalents.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2015 or September 30, 2015.

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

Share-based expense for the three months ended September 30, 2015 and 2014 was $10,000 and $0, respectively.

Earnings (Loss) per Common Share

The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. The basic earnings (loss) per common share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no dilutive shares outstanding for any periods reported.

Financial Instruments

The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Note 4. Advances from Third Parties

During the three months ended September 30, 2015, Vista View Ventures, Inc. advanced $277,208 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $277,208 of the advances into convertible notes payable with Vista View Ventures, Inc. As of September 30, 2015 and June 30, 2015, advances in the amount of $0 and $0, respectively, are included in current liabilities on the consolidated balance sheets.

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2015:

	September 30, 2015	June 30, 2015
Convertible note in the original principal amount of $36,340, issued March 31, 2015 and maturing March 31, 2017, bearing interest at 10% per year, and convertible into common stock at a rate of $0.90 per share	$36,340	$36,340
Convertible note in the original principal amount of $100,000, issued May 15, 2015 and maturing May 15, 2018, bearing interest at 10% per year, and convertible into common stock at a rate of $0.05 per share.	100,000	100,000
Convertible note in the original principal amount of $85,465, issued June 30, 2015 and maturing June 30, 2017, bearing interest at 10% per year, and convertible into common stock at a rate of $1.00 per share	85,465	85,465
Convertible note in the original principal amount of $277,208, issued September 30, 2015 and maturing September 30, 2018, bearing interest at 10% per year, and convertible into common stock at a rate of $0.05 per share	277,208	—

Total convertible notes payable	$499,013	$221,805

Less: discount on noncurrent convertible notes payable	(490,722)	(220,235)
Long-term convertible notes payable, net of discount	$8,291	$1,570

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.99% of the outstanding stock of the Company.

Convertible notes issued

During the three months ended September 30, 2015, the Company signed convertible promissory notes of $277,208 in total with Vista View Ventures Inc., which refinanced non-interest bearing advances. These notes are payable at maturity and bear interest at 10% per annum. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owing more than 4.99% of the number of shares of common stock outstanding on the conversion date. The convertible promissory notes are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate Per Share	Amount of Note
September 30, 2015	September 30, 2018	10%	$0.60	$277,208
Total				$277,208

We evaluated the application of ASC 470-50-40/55, Debtor's Accounting for a Modification or Exchange of Debt Instrument as it applies to the note listed above and concluded that the revised terms constituted a debt extingishment rather than a debt modification because the new instrument included a conversion feature. No gain or loss on the modifications was required to be recognized because the present value of the cash flow under the terms of the new instrument was less than 10% from the present value of the remaining cash flows under the terms of the original note.

We evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined that the underlying common stock is indexed to our common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized a beneficial conversion feature of $277,208 on September 30, 2015. We recorded the beneficial conversion feature as an increase in additional paid-in capital and a discount to the convertible. Discounts to the convertible notes are amortized to interest expense over the life of the note. The discount is amortized at an effective interest rate of 223.53% for the convertible notes dated September 30, 2015.

Note 6. Debt Repayment Commitments

The following debt will be paid over the next five years:

	Years ending September 30,
	2016	2017	2018	2019	2020	Total
Convertible notes payable	—	$121,805	$377,208	—	—	$499,013
Total	—	$121,805	$377,208	—	—	$499,013

Note 7. Shareholders' Deficit

On March 11, 2015 we completed a private offering and sale of common stock to four accredited investors for gross proceeds to the Company of $19,500. In connection with the sale of the shares, we entered into a registration rights agreement with the investors, pursuant to which we agreed to register all of the investor's shares of our common stock on a Form S-1 registration statement to be filed with the SEC within 120 calendar days after use our commercially reasonable efforts to cause such registration statement to be declared effective under the 1933 Act as promptly as reasonably practicable after the filing. We issued 3,900,000 shares to the four accredited investors on August 12, 2015.

Note 8. Management Fees

During the year ended September 30, 2015, KM Delaney & Associates ("KMDA") has provided office space and certain administrative functions to us. The services provide include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. We have agreed to pay KMDA $18,000 per month for these services during the calendar year ending December 31, 2015. During the three months ended September 30, 2015, KMDA billed us $0 for those services. As of September 30, 2015 and June 30, 2015, we owed KMDA $0 and $0, respectively. These amounts are included in accounts payable and accrued liabilities on the balance sheet.

Note 9. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, June 30, 2015, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of OperationsOverview

StemGen, Inc (the "Company") was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. ("Infotech"), a Delaware company, following the completion of Infotech's Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996. As a result of a series of transactions during the 1980's, Infotech, then principally engaged in the information and communications business, acquired equity interests in Comtex News Network, Inc. ("Comtex") and Analex Corporation ("Analex"), formerly known as Hadron, Inc. Our business was the maintenance of our equity interest in and note receivable from Comtex and equity interest in Analex.

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

On December 24, 2012, the Corporation received a nonrefundable deposit of $32,500 under a Letter of Intent ("LOI") which it entered into on December 11, 2012 with StemGen Inc. a Nevada corporation. Effective February 5, 2013, the Company amended its Certificate of Incorporation. As a result of the Amendment, the Company's corporate name changed from Amasys Corporation to StemGen, Inc. and a reverse stock split was effectuated where all the outstanding shares of the Company's common stock were exchanged at a ratio of one for eighty. The LOI was terminated on August 6, 2013.

Since we redeemed and converted all of our outstanding Series A Preferred Stock at the end of September 2006, starting October 1, 2006 we have not conducted any business operations.

On June 27, 2014, the board of directors designated 1,000,000 shares of Series E preferred stock. The Series E preferred stock has a par value of $0.01 and ranks subordinate to the Company's common stock as to distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. On the same date, the Company issued 1,000,000 shares of Series E Preferred stock to Landor Investment Corp. ("Landor") in exchange for services valued at $10,000. On the date of the transaction, Landor held 99.2% of our common stock.

On May 15, 2015, we purchased 100% of the membership interests in Global Visionary Investments LLC, a business advisory services company, ("Global Visionary") as a means to facilitate the process of driving possible target leads and vetting potential investments in those targets. We purchased Global Visionary for cash payments of $50,000 and the issuance of a convertible note for $100,000. The convertible note matures on May 15, 2018 and bears interest at 10% per year. The note is convertible into shares of our common stock at 25% of the volume weighted average closing price of the Company's common stock for the five trading days prior to the notice of intent to convert. In no event shall the conversion rate be lower than $0.05 per share.

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

Critical Accounting Policies

We prepare our Consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the condensed Consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed Consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report for the year ended June 30, 2015 on Form 10-K.

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $123,829 and $37,667 for the three months ended September 30, 2015 and 2014, respectively. The increase was due to higher professional fees.

Interest Expense

Interest expense increased from $0 for the three months ended September 30, 2014 to $13,134 for the three months ended September 30, 2015. The increase is a result of having no outstanding debt for the period ended June 30, 2015. Interest expense for the three months ended September 30, 2015 included amortization of discount on convertible notes payable in the amount of $6,721, compared to $0 in the prior year.

Net Loss

We incurred a net loss of $136,963 for the three months ended September 30, 2015 as compared to $37,667 for the comparable period of 2014. The decrease in the net loss was primarily the result of the increased professional fees that is discussed above.

Liquidity and Capital Resources

At September 30, 2015, we had cash on hand of $350. The company has negative working capital of $84,321 . Net cash used in operating activities for the three months ended September 30, 2015 was $276,858. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of September 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of September 30, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended September 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of StemGen, Inc. [1]
3.2	Bylaws of StemGen, Inc. [1]
21	Subsidiaries of the registrant
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer [3]
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer [3]
101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q.[2,3]

_________________

(1)	Incorporated by reference to the Company's Form 8-A filed on October 15, 1996

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

(3)	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StemGen, Inc.

Date: November 16, 2015	By:	/s/ John David Walls
John David Walls
CEO and Chairman of the Board

