Form 10-Q
period 2015-12-31
StemGen, Inc.
filed 2016-02-19
CIK 1023198

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 8, 2016, there were 14,083,927 shares of common stock issued and outstanding.

Part II — Other Information

Item 1.	Legal Proceedings.	17

Item 1A.	Risk Factors.	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3.	Defaults upon Senior Securities.	17

Item 4.	Mine Safety Disclosures.	17

Item 5.	Other Information.	17

Item 6.	Exhibits.	18

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

 PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2015	June 30, 2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$575	$—
Total current assets	575	—

TOTAL ASSETS	$575	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$109,621	$236,666
Advances payable	4,690	—
Bank overdraft	—	1,034
Total current liabilities	114,311	237,700

Accrued interest payable	20,335	1,344
Convertible note payable, net of discount of $580,793 and $220,235, respectively	21,292	1,570

TOTAL LIABILITIES	155,938	240,614

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 20,000,000 shares authorized; 14,083,927 and 10,183,927 shares issued and outstanding at December 31, 2015 and June 30, 2015	14,084	10,184
Series E Preferred stock, $0.000001 stated value; 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	1	1
Common stock payable	—	19,500
Additional paid-in capital	1,442,122	1,046,242
Accumulated deficit	(1,611,570)	(1,316,541)
Total stockholders' deficit	(155,363)	(240,614)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$575	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 STEMGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six months ended December 31,		Three months ended December 31,
	2015	2014	2015	2014

OPERATING EXPENSES
General and administrative expenses	256,316	92,372	132,487	54,705

LOSS FROM OPERATIONS	(256,316)	(92,372)	(132,487)	(54,705)

OTHER EXPENSE
Interest expense	(38,713)	—	(25,579)	—

NET LOSS	$(295,029)	(92,372)	(158,066)	(54,705)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.02)	(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	13,172,514	10,183,927	14,083,927	10,183,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STEMGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended December 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(295,029)	$(92,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Series E preferred stock issued for services	—	10,000
Amortization of discount on convertible note payable	19,722	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(127,045)	82,292
Accrued interest payable	18,991	—
NET CASH USED IN OPERATING ACTIVITIES	(383,361)	(80)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	384,970	—
Bank overdraft	(1,034)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	383,936	—

NET INCREASE (DECREASE) IN CASH	575	(80)

CASH, at the beginning of the period	—	80

CASH, at the end of the period	$575	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions
Issuance of Series E preferred stock for services	$—	$10,000
Refinancing of advances into convertible notes payable	$380,280	$—
Beneficial conversion discount on convertible note payable	$380,280	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STEMGEN, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Note 2. Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2015, the Company had a net loss of $295,029. As of December 31, 2015, the Company had negative working capital of $113,736. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the six month period ended December 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2016.

Principles of Consolidation

The condensed consolidated financial statements include the accounts and operations of StemGen, Inc., and its wholly-owned subsidiary, Global Visionary Investments LLC (collectively referred to as the "Company"). All material intercompany accounts and transactions are eliminated in consolidation.

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

Cash

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash was $575 and $0 at December 31, 2015 and June 30, 2015, respectively. There are no cash equivalents as of December 31, 2015 and June 30, 2015.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2015 or December 31, 2015.

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

Share-based expense for the six months ended December 31, 2015 and 2014 was $0 and $10,000, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

Note 4. Advances from Third Parties

During the six months ended December 31, 2015, Vista View Ventures, Inc. advanced $384,970 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $380,280 of the advances into convertible notes payable with Vista View Ventures, Inc. As of December 31, 2015 and June 30, 2015, advances in the amount of $4,690 and $0, respectively, are included in current liabilities on the consolidated balance sheets.

Note 5. Convertible Notes Payable

Convertible notes payable consisted of the following at December 31, 2015:

	December 31, 2015	June 30, 2015
Convertible note in the original principal amount of $36,340, issued March 31, 2015 and maturing March 31, 2017, bearing interest at 10% per year, and convertible into common stock at a rate of $0.90 per share.	$36,340	$36,340
Convertible note in the original principal amount of $100,000, issued May 15, 2015 and maturing May 15, 2018, bearing interest at 10% per year, and convertible into common stock at a rate of $0.05 per share.	100,000	100,000
Convertible note in the original principal amount of $85,465, issued June 30, 2015 and maturing June 30, 2017, bearing interest at 10% per year, and convertible into common stock at a rate of $1.00 per share.	85,465	85,465
Convertible note in the original principal amount of $277,208, issued September 30, 2015 and maturing September 30, 2018, bearing interest at 10% per year, and convertible into common stock at a rate of $0.60 per share.	277,208	—
Convertible note in the original principal amount of $103,072, issued December 31, 2015 and maturing December 31, 2018, bearing interest at 10% per year, and convertible into common stock at a rate of $0.40 per share.	103,072	—
Total convertible notes payable	$602,085	$221,805

Less: discount on noncurrent convertible notes payable	(580,793)	(220,235)
Convertible notes payable, net of discount	$21,292	$1,570

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.99% of the outstanding stock of the Company.

Convertible notes issued

During the six months ended December 31, 2015, the Company signed convertible promissory notes of $380,280 in total with Vista View Ventures Inc., which refinanced non-interest bearing advances. These notes are payable at maturity and bear interest at 10% per annum. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owing more than 4.99% of the number of shares of common stock outstanding on the conversion date. The convertible promissory notes are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate Per Share	Amount of Note
September 30, 2015	September 30, 2018	10%	$0.60	$277,208
December 31, 2015	December 31, 2018	10%	0.40	103,072
Total				$380,280

We evaluated the application of ASC 470-50-40/55, Debtor's Accountingfor a Modification or Exchange of Debt Instrument as it applies to the note listed above and concluded that the revised terms constituted a debt extinguishment rather than a debt modification because the new instrument included a conversion feature. No gain or loss on the modifications was required to be recognized because the present value of the cash flow under the new instrument was equal to the present value of the remaining cash flows under the terms of the original note.

We evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined that the underlying common stock is indexed to our common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion features of $277,208 and $103,072 on September 30, 2015 and December 31, 2015, respectively. We recorded the beneficial conversion feature as an increase in additional paid-in capital and a discount to the convertible. Discounts to the convertible notes are amortized to interest expense over the life of the note. The discount is amortized at an effective interest rate of 223.53% and 224.88% for the convertible notes dated September 30, 2015 and December 31, 2015, respectively.

Note 6. Shareholders' Deficit

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

Note 7. Management Fees

During the year ended December 31, 2015, KM Delaney & Associates ("KMDA") has provided office space and certain administrative functions to us. The services provide include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. We have agreed to pay KMDA $18,000 per month for these services during the calendar year ending December 31, 2015. During the six months ended December 31, 2015, KMDA billed us $108,000 for those services. As of December 31, 2015 and June 30, 2015, we owed KMDA $70,254 and $176,262, respectively. These amounts are included in accounts payable and accrued liabilities on the balance sheet.

Note 8. Subsequent Events

The Company evaluated material events occurring during the six month period ended December 31, 2015, and through the date when the unaudited condensed consolidated financial statements were available to be issued for disclosure consideration.

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

Results of Operations

Six months ended December 31, 2015 compared to the six months ended December 31, 2014.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $256,316 and $92,372 for the six months ended December 31, 2015 and 2014, respectively. The increase was due to higher professional fees.

Interest Expense

Interest expense increased from $0 for the six months ended December 31, 2014 to $38,713 for the six months ended December 31, 2015. During the six months ended December 31, 2015, we had interest bearing convertible notes payable of $602,085, whereas we had no notes for the same period in 2014.

Interest expense for the six months ended December 31, 2015 included amortization of discount on convertible notes payable in the amount of $19,722, compared to $0 in the prior year. During the six months ended December 31, 2015, we had a beneficial conversion discount on our convertible notes payable of $580,793, whereas we had no discounts for the same period in 2014.

Net Loss

We incurred a net loss of $295,029 for the six months ended December 31, 2015 as compared to $92,372 for the comparable period of 2014. The decrease in the net loss was primarily the result of the increased professional fees and interest expenses that are discussed above.

Three months ended December 31, 2015 compared to the three months ended December 31, 2014.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $132,487 and $54,705 for the three months ended December 31, 2015 and ended 2014, respectively. The increase is due to higher professional fees incurred in the quarter ended December 31, 2015.

Interest Expense

Interest expense increased from $0 for the three months ended December 31, 2014 to $25,579 for the three months ended December 31, 2015. During three months ended December 31, 2015, we had interest bearing convertible notes payable of $602,085, whereas we had no notes for the same period in 2014.

Interest expense for the three months ended December 31, 2015 included amortization of discount on convertible notes payable in the amount of $13,001, compared to $0 in the prior year. During the three months ended December 31, 2015, we had a beneficial conversion discount on our convertible notes payable of $580,793, whereas we had no discounts for the same period in 2014.

Net Loss

We incurred a net loss of $158,066 for the three months ended December 31, 2015 as compared to $54,705 for the comparable period of 2014. The increase in the net loss was primarily the result of the increased professional fees and interest expense noted above.

Liquidity and Capital Resources

At December 31, 2015, we had cash on hand of $575. The company has negative working capital of $113,736. Net cash used in operating activities for the six months ended December 31, 2015 was $383,361. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2015.

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

Item 4. Controls and ProceduresManagement's Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of December 31, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the six months ended December 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of StemGen, Inc. (1)
3.2	Bylaws of StemGen, Inc. (1)
21	Subsidiaries of the registrant (3)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer (3)
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer (3)
101*	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q (2)(3)

____________

(1)	Incorporated by reference to the Company's Form 8-A filed on October 15, 1996

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

(3)	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StemGen, Inc.

Date: February 19, 2016	By:	/s/ John David Walls
John David Walls
CEO and Chairman of the Board

