Form 10-K
period 2018-06-30
StemGen, Inc.
filed 2018-11-02
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

or

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-21555

STEMGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1812385
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

9601 Moss Haven Drive Dallas, Texas	75231
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (214) 766-3624

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.001 par value	OTC Markets QB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [_] No [X]

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

Yes [X] No [_]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,“and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
(Do not check is smaller reporting company)		Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

[_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [_] No [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2017 was $109,879.

There were 14,083,927 shares of the Registrant’s common stock outstanding as of September 30, 2018.

STEMGEN, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in this Annual Report on Form 10-K for the fiscal year ended June 30, 2018. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “SGNI,” “our,” and “us” refers to StemGen, Inc., a Delaware corporation.

PART I

ITEM 1. BUSINESS

Overview

StemGen, Inc (the “Company”) was incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996.

We have been engaged in a search for the acquisition of an operating business or a company with a well developed business plan to participate in an emerging industry.

Our search was successful when we entered into a letter of intent to acquire 100% of the equity interest in D3esports Corp. in exchange for our capital stock that represents a minority interest in us. The letter of intent provides for the name of our corporation to D3sports and continuing its existence in Wyoming. The letter also contains the customary provisions including due diligence, a definitive agreement, representations, warranties and regulatory compliance.

D3esports is a newly organized Wyoming corporation that intends to offer a competition platform in eSports for gamers and sport enthusiasts to compete virtually to win a real experience.

D3esports intends to gain year-round visibility by using mainline events to host ongoing virtual racing competitions with the top driver(s) at the end of the season earning the opportunity to compete against professional drivers and a chance to drive a real race car. (See “Plan of Operation”).

Employees and Employment Agreements

We have one employee. None of our employees has a written employment agreement. We are not subject to any collective bargaining agreements.

ITEM 1A. RISK FACTORS

An investment in our company involves a high degree of risk. In addition to the other information included in this Form 10-K, you should carefully consider the following risk factors described in this Form 10-K and the risk factors that may be described in any applicable Form 10-K supplement and the documents incorporated by reference in this Form 10-K. You should consider these matters in conjunction with the other information included or incorporated by reference in this Form 10-K. The risks and uncertainties described in this Form 10-K, any applicable Form 10-K supplement and the documents incorporated by reference herein are not the only ones facing us. Additional risks and uncertainties that we do not presently know about, or that we currently believe are not material, may also adversely affect our business. Our business, results of operations or financial condition could be seriously harmed, and the trading price of our common stock may decline due to any of these or other risks.

This Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of our management, directors or officers primarily with respect to our future operating performance. Prospective purchasers of our securities are cautioned that these forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements due to various factors. The accompanying information contained in this Form 10-K, including the information set forth below, identifies important factors that could cause these differences. See “Cautionary Statement Regarding Forward-Looking Information.”

Risks related to our business and industry

We have a history of operating losses and expect to continue to realize losses in the near future. Currently our operations are producing inadequate revenue to fund all operating costs, and we rely on investments by third parties to fund our business. Even as our revenue grows, we may not become profitable or be able to sustain profitability.

No assurances can be given we will be successful in reaching or maintaining profitable operations. Historically, we have relied upon the sales of our common stock, financing, and proceeds from the sales of marketable securities held for sale to generate funds to finance our activities. We currently have limited cash on hand to conduct the ongoing development of our digital advertising and publishing efforts, including mobile application and game development, and for exploring opportunities and new acquisitions. Our digital development and publishing efforts are in their developmental stages and are insufficient as of the date of this Form 10-K to generate sufficient revenues to finance our future operations. The existence of available financing or opportunities for sales of our common stock on acceptable terms is uncertain. We cannot assure you that sufficient financing, whether from external sources or related parties, will be available if needed, or on favorable terms. Further, the sale of our common stock to raise capital may cause significant dilution to our existing shareholders. The value of our marketable securities held for sale fluctuates from day to day instantaneously. You should not rely upon the prospective value of any of our marketable securities held for sale as a basis for an investment decision in our Company, since any value assigned to them is subject to material changes based on the inter-day trading values of those securities and are an unreliable basis for evaluating our revenue and funding for our future operations.

We have historically lost money. The net loss for the fiscal year June 30, 2017 was $70,001, and for the fiscal year ended June 30, 2016 was $599,839, and future losses are likely to occur. We are continuing to implement a new business model focused on our electronic games publishing and development business. We have not generated any revenues to date from this segment. As of the date of this Form 10-K, we have not published any mobile games, and we have not yet realized any revenue from those games. There is no guarantee that revenue from our games segment will develop and grow in amounts sufficient to fund operations.

We have a new and evolving business plan.

Our Company and its prospects should be examined because of the risks and difficulties frequently encountered by new and development stage companies in new and rapidly evolving markets. These risks include, among other things, the speed at which we can develop, publish and market our games; the growth of our games business, including our recently published games for mobile devices, each having limited market acceptance, and our ability to and to derive significant game play and advertising revenues from these ventures.

In early 2018, we changed our business model to focus on becoming a developer and publisher of “free-to-play” games for smartphones, tablets and other next-generation platforms. Free-to-play games are games that a player can download and play for free, but which allow players to access a variety of additional content and features for a fee, and to engage with various advertisements and offers that generate revenues for us. Although we recently retained persons with industry experience we believe will significantly advance our business, our operating history under this business model is relatively short. Regardless, our efforts to develop successful free-to-play games may prove unsuccessful or, even if successful, may take more time than we anticipate achieving significant revenues because, among other reasons:

•

Many well-funded public and private companies have released, or plan to release, free-to-play games, and this competition may make it more difficult for us to differentiate our games and derive significant revenues from them;

•	Free-to-play games, including those delivered as a service, have a relatively limited history, and it is unclear how popular this style of game will become or remain or its revenue potential;

•

Our free-to-play strategy assumes that a large number of players will download our games because they are free and that we will then be able to effectively monetize the games; however, players may not widely download our games for a variety of reasons, including poor consumer reviews or other negative publicity, ineffective or insufficient marketing efforts, lack of sufficient features;

•

Even if our games are widely downloaded, we may fail to retain users or optimize the monetization of these games for a variety of reasons, including poor game design or quality, lack of community features, gameplay issues such as game unavailability, long load times or an unexpected termination of the game due to technical issues, or our failure to effectively respond and adapt to changing user preferences through game updates; and,

•

We may have difficulty hiring the additional monetization, operations, technology, user experience and product management personnel that we require to support our continued the expansion of our digital publishing and advertising company.

We have a history of losses, our accountants expressed doubts about our ability to continue as a going concern and we require additional capital to execute our business plan.

As of the date of this Form 10-K, we have not yet achieved profitable operations. We have accumulated losses, a working capital deficiency and we expect to incur further losses in the implementation of our current business plan, all of which, according to our accountants, casts substantial doubt about our ability to continue as a going concern. We will require additional funds through the receipt of conventional sources of capital or through future sales of our Shares, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. These actions will result in dilution of the ownership interests of existing stockholders and may further dilute our book value, and that dilution may be material.

If we are unable to successfully develop and market our games or features, or our games do not perform as expected, our business and financial condition will be adversely affected.

With the release of any new game or any new features to an existing game, we are subject to the risks generally associated with new product or feature introductions and applications, including lack of market acceptance, delays in development and implementation, and failure of new games or features to perform as expected. In order to introduce and market new or enhanced games or features successfully with minimal disruption in customer purchasing patterns and user experiences, we must manage the transition from existing games in the market. There can be no assurance that we will successfully develop and market, on a timely basis, games, game enhancements or features that respond to technological advances by others, that our new games will adequately address the changing needs of the market or that we will successfully manage transitions. Further, failure to generate sufficient cash from operations or financing activities to develop or obtain improved games and technologies could have a material adverse effect on our results of operations and financial condition.

We wll distribute our games primarily on Apple’s iOS and Google’s Android platforms, and if the Apple App Store or the Google Play Store were unavailable for any prolonged period of time, our business will suffer.

We distribute our games primarily on Apple’s iOS and Google’s Android platforms. We are subject to each of Apple’s and Google’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications on their respective storefronts. Each of Apple and Google has broad discretion to change its standard terms and conditions. In addition, these standard terms and conditions can be vague and subject to changing interpretations by Apple or Google. Any change to these standard terms and conditions, or in Apple’s or Google’s interpretation of these standard terms and conditions, could materially harm our games business, and we may not receive any advance warning of such change. In addition, each of Apple and Google have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. In the event that either Apple or Google ever determines that we are in violation of its standard terms and conditions, including by a new interpretation, and prohibits us from distributing our games on its storefront, it would materially harm our business and could cause our stock price to significantly decline. We also rely on the continued function of the Apple App Store and the Google Play Store, as we distribute our games through these two digital storefronts. There have been occasions in the past when these digital storefronts were unavailable for short periods of time. In the event that either the Apple App Store or the Google Play Store is unavailable for a prolonged period of time, it could have a material adverse effect on our revenues and operating results.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

Over time we will need to hire additional qualified personnel with expertise in such areas as digital production, software development, artists, financial matters and sales and marketing. We compete for qualified individuals with numerous other digital media and software development companies. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

We rely on key members of management, and the loss of their services could adversely affect our success and development.

Our success depends on the expertise and continued service of certain other key executives and technical personnel. These individuals are a significant factor in our growth and ability to meet our business objectives in the digital game development and publishing spaces. Additionally, our success is highly dependent upon the efforts of our executive officers and our directors. It may be difficult to find a sufficiently qualified individual to replace key executives in the event of death, disability or resignation, resulting in our being unable to satisfactorily execute our business. The loss of one or more of our executive officers and directors could slow the growth of our business, or it may cease to operate at all, which may result in the total loss of an investor’s investment.

Compensation may be paid to our executive officers, directors and employees regardless of our profitability, which may limit our ability to finance our business and adversely affect our business.

Our executive officers are receiving compensation, and other current and future employees of our company may be entitled to receive compensation, payments and reimbursements regardless of whether we operate at a profit or a loss. Such obligations may negatively affect our cash flow and our ability to finance our digital publishing and advertising initiatives, which could cause our business to fail.

Because of pressures from competitors with more resources, we may fail to implement our business strategy profitably.

The digital games, publishing and advertising business is highly fragmented, extremely competitive, and subject to rapid change. By its nature, the business risks associated therewith are numerous and significant. The market for customers is intensely competitive and such competition is expected to continue to increase. We believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new games, and enhancements to our existing games developed and published by us. We are a new and development stage digital game development and publishing company that distributes digital games for mobile media technology. Larger and more established companies, with significantly greater resources, are active in our market with similar technologies, and may be in better competitive positions than we are.

We may be unable to compete with larger or more established companies.

We face a large and growing number of competitors in the digital publishing and game entertainment industries. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in these industries than we do. As a result, certain of these competitors may be in better positions to compete with us for customers and audiences. We cannot be sure that we will be able to compete successfully with existing or new competitors.

If we do not continue to develop and offer compelling content and games and attract new consumers or maintain the engagement of our existing users, our advertising revenues could be adversely affected.

In order to attract consumers and maintain or increase engagement with our games, we believe we must offer compelling content. Acquiring, developing and offering new content, as well as new functionality, features and enhanced performance of our existing content and games, may require significant investment and time to develop. In addition, consumer tastes are difficult to predict and subject to rapid change. If we are unable to develop sufficient games that are attractive and relevant to our users, we may not be able to maintain or increase our existing users’ engagement on or attract new consumers to our games and as a result our search rankings, traffic and usage metrics, and advertising revenues may be adversely affected.

If our games do not achieve market acceptance, we may not have sufficient financial resources to fund our operations or further development.

While we believe that a viable market exists for our games, there is no assurance that our games will prove to be an attractive alternative to conventional or competitive games in the markets that we have identified. If a viable market for our games cannot be created for our business or our games do not achieve market acceptance, we may need to commit greater resources than are currently available to develop commercially viable and competitive games. There can be no assurance that we would have sufficient financial resources to fund such development or that such development would be successful. In addition, if our games do not generate sufficient revenues, or we are unable to raise additional capital, we may be unable to fund our operations. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. There can be no assurance that, when required, sufficient funds will be available to us on satisfactory terms.

Our business will suffer if the Internet or network systems fail or become unavailable.

A reduction in the performance, reliability and availability of Internet infrastructure would harm our ability to distribute our games to our users, as well as our reputation and ability to attract and retain users and content providers. Systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Systems could also be subject to viruses, break-ins, sabotage, acts of terrorism, acts of vandalism, hacking, cyber-terrorism and similar misconduct. We might not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. Any system error or failure that causes interruption in availability of games, or an increase in response time, could result in a loss of potential customers or content providers, which could have a material adverse effect on our business, financial condition and results of operations. If we suffer sustained or repeated interruptions, our games could be less attractive to our users and our business would be materially harmed.

We may be unable to protect our intellectual property rights from third-party claims and litigation, which could be expensive, divert management’s attention, and harm our business.

Our success is dependent in part on obtaining, maintaining and enforcing our proprietary rights and our ability to avoid infringing on the proprietary rights of others. We seek protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. Because patent applications in the United States are maintained in secrecy until either the patent application is published or a patent is issued, we may not be aware of third-party patents, patent applications and other intellectual property relevant to our games that may block our use of our intellectual property or may be used in third-party games that compete with our games and processes. In the event a competitor or other party successfully challenges our games, processes, patents or licenses, or claims that we have infringed upon their intellectual property, we could incur substantial litigation costs defending against such claims, be required to pay royalties, license fees or other damages or be barred from using the intellectual property at issue, any of which could have a material adverse effect on our business, operating results and financial condition.

We also rely substantially on trade secrets, proprietary technology, nondisclosure and other contractual agreements, and technical measures to protect our technology, application, design, and manufacturing know-how, and work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure you that steps taken by us to protect our intellectual property and other contractual agreements for our business will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around patents that we may receive, or that our intellectual property will not be misappropriated.

In addition, we may use open source software in our games and will continue to use open source software in the future. From time to time, we may be subject to claims brought against companies that incorporate open source software into their games or services, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional research and development resources to changing our games or services, any of which would have a negative effect on our business and results of operations.

Risks related to our common stock

We lack an established trading market for our common stock, and you may be unable to sell your common stock at attractive prices or at all.

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop or, if developed, be maintained. Our common stock is currently quoted on the OTC Pink Sheets. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or ourselves. In addition, the OTCQB is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934 (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We are subject to the SEC’s penny stock rules. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

•	the bid and offer price quotes in and for the “penny stock,” and the number of shares to which the quoted prices apply,

•	the brokerage firm’s compensation for the trade, and,

•	the compensation received by the brokerage firm’s sales person for the trade.

In addition, the brokerage firm must send the investor:

•	a monthly account statement that gives an estimate of the value of each “penny stock” in the investor’s account, and,

•	a written statement of the investor’s financial situation and investment goals.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring “penny stocks” and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

There can be no assurance we will have market makers in our stock.

If the number of market makers in our stock should decline, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

The extent to which we sell equity or debt securities as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing acquisition, licensing, development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected, and we may be unable to continue our operations.

We may be subject to shareholder litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may become the target of similar litigation. Securities litigation will result in substantial costs and liabilities and will divert management’s attention and resources.

Our future sales of common stock by management and other stockholders may have an adverse effect on the then prevailing market price of our common stock.

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a company registered under the Securities Exchange Act of 1934, as amended, may, sell their restricted common stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

Lack of Independent Directors.

The Sarbanes-Oxley Act of 2002 requires us as a public corporation to have an audit committee composed solely of independent directors. Currently, we have no independent directors and lack an Audit Committee of the board of directors. Audit committee communications will have to go directly to board members and addressed with the board of directors. We can provide no assurances that we will be able to attract and maintain independent directors on our board or form an Audit Committee in compliance with Sarbanes-Oxley.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Although we currently qualify as an “emerging growth company” under the Jumpstart of Business Startups Act of 2012, or the JOBS Act, when we lose that status the costs and demands placed upon our management will increase.

Because we are a publicly reporting company, we will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer, ” as defined by the Securities and Exchange Commission, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if we would also not qualify as a smaller reporting company.

The JOBS Act permits “emerging growth companies” like us, upon becoming a publicly-reporting company, to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies. As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above, and are also exempt from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will cease to be an emerging growth company at such time as described in the paragraphs immediately above. Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate offices at 9601 Moss Haven Drive, Dallas, Texas 75231. Our telephone number is (214) 766-3624.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation in the ordinary course of business. However, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

	High	Low
Fiscal Year Ended June 30, 2018
Quarter ended June 30, 2018	$2.00	$1.10
Quarter ended March 31, 2018	$2.00	$1.50
Quarter ended December 31, 2017	$2.25	$1.00
Quarter ended September 30, 2017	$1.00	$0.68

Fiscal Year Ended June 30, 2017
Quarter ended June 30, 2017	$0.68	$0.68
Quarter ended March 31, 2017	$0.68	$0.68
Quarter ended December 31, 2016	$0.68	$0.68
Quarter ended September 30, 2016	$0.84	$0.68

Fiscal Year Ended June 30, 2016
Quarter ended June 30, 2016	$1.00	$0.68
Quarter ended March 31, 2016	$0.80	$0.70
Quarter ended December 31, 2015	$1.20	$0.80
Quarter ended September 30, 2015	$2.25	$1.20

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

Common Stock

We are authorized to issue 20,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on June 30, 2018, as quoted by OTC Markets Group, Inc., was $1.10. There were 14,083,927 shares of common stock issued and outstanding as of September 23, 2018. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Delaware contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended June 30, 2018, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of June 30, 2018.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	—

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	—

Preferred Stock

Out authorized preferred stock consists of 1,000,000 shares of $0.000001 par value Series E preferred stock. As of the date of this report, there are 1,000,000 shares of Series E preferred stock outstanding. The Company’s preferred stock ranks senior to all other equity securities, including common stock. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

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

Background of our Company

We were incorporated in Delaware in 1992, and in 1996 received all remaining assets of Infotechnology, Inc. (“Infotech”), a Delaware company following the completion of Infotech’s Chapter 11 Bankruptcy reorganization, in accordance with an Assignment and Assumption Agreement, dated October 11, 1996, and effective as of June 21, 1996.

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

On May 15, 2015, we purchased 100% of the membership interests in Global Visionary Investments LLC, a business advisory services company, (“Global Visionary”) as a means to facilitate the process of driving possible target leads and vetting potential investments in those targets. This transaction was rescinded in May 2018.

We have been engaged in a search for the acquisition of an operating business or a company with a well developed business plan to participate in an emerging industry.

Our search was successful when, in 2018, we entered into a letter of intent to acquire 100% of the equity interest in D3esports Corp. in exchange for our capital stock that represents a minority interest in us. The letter of intent provides for the name of our corporation to D3sports and continuing its existence in Wyoming. The letter also contains the customary provisions including due diligence, a definitive agreement, representations, warranties and regulatory compliance.

D3esports is a newly organized Wyoming corporation that intends to offer a competition platform in eSports for gamers and sport enthusiasts to compete virtually to win a real experience.

D3esports intends  to gain year-round visibility by using mainline events to host ongoing virtual racing competitions with the top driver(s) at the end of the season earning the opportunity to compete against professional drivers and a chance to drive a real race car.

Plan of Operations

Overview. Because of the letter of intent dated October 17, 2018, our plan of operation is the business plan of D3esports, D3esports intends to gain year-round visibility by using mainline events to host ongoing virtual racing competitions with the top driver(s) at the end of the season earning the opportunity to compete against professional drivers and a chance to drive a real race car.

Our primary operation is to be the community offering and management of our online competitions in the motorsports arena but not confined to just one sport. We plan to expand to other sports in the future. The USP for D3esports is the Virtual to Real experience.  We have agreements with MAINLINE.GG to manage our competition and Microsoft, currently the sole platform of competition to which we also plan to expand into other.

With growing partnerships from component providers in the gaming and eSport space we plan to build and sell professional simulators linking to a points/rewards platform.

Sales and Marketing. Our Marketing is through monthly press releases and social media on Facebook and Instagram coupled with our 24/7 time trial competition with online advertising for sponsors.  Our School education platform is heavily in  place to which a performance driving school for first time drivers and linking with course curriculum to drive awareness and education in the Virtual to Real eSports space and cross over to learning in the class rooms.

Research and Development. We do not currently develop electronic games. We are focused on forming agreements with the best games and virtual racing platforms in the world to optimize the experience but to familiarize the competitor.  We are building the ultimate experience to our offering which is a connection to real drivers, engineers our partners technology by hosting eSports tournaments to connect the virtual to real and for the fastest to have the opportunity to passenger or drive a real race car on a real track.  Through our partnership and internal research we are moulding our competition to the gamer. (gamer focused).  We currently do have contracts for competition management with MAINLINE.GG and licensing agreements with Microsoft to run with Xbox and Forza 7 Motorsport to add to our intellectual properties. Additionally, we are in talks with app. developers for ease of competition registration and entry.

Intellectual Property. We currently have 2 agreements in place to offer the best experience from green to checkered flag.  These agreements are with MAINLINE.GG (North American Leaders in eSports competition management) and Microsoft (to have a strong gaming platform bridging the gap between virtual and real motorsport).  There shall be more agreements with component supplies for our Professional simulator and race team in the future.

Competition. The business of eSports is highly competitive and rapidly growing. Our ability to compete depends upon many factors within and outside our control, including the timely development and introduction of the racing competition which is based a time-trial format to played 24/7 with the Forza 7 Motorsports, played on Xbox and PC.

As we expand and add more motorsports platforms (partnerships) and sports to D3esports we publish and market, and the related enhancements, functionality, performance, reliability, customer service and support and marketing efforts. Due to the relatively low barriers to entry in the eSports market, we expect additional competition from other emerging companies but we have structured a virtual to real offering which can be added to professional team, sim centre and other games companies, we are simply offering a path to pro and enhance the gamers experience to relate tot eh real world through virtual competition. Many of our existing and potential competitors are substantially larger than us and have significantly greater financial, technical and marketing resources that will compete for available users, developers & talent.  With our partnerships, a large number of competitors are in house. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the publishing and promotion of their eSports competitions. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition. See “Risk Factors” in this 10-K.  We have taken our time to see what competitors are producing and letting them launch before us, so they are committed to a path.  As they are larger companies their ability to change direction is not as fast as us with a tighter, smaller group.

We believe we do not have adequate funds to fully execute the D3esports business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all state, federal and SEC requirements are met.

As of June 30, 2018, we had cash on hand of $0.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

For the fiscal year ended June 30, 2018, the Company had minimal net income and negative cash flow from operations of $8,135. As of June 30, 2018, the Company has negative working capital of $904,339.

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

Fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017

General and Administrative Expenses

We recognized general and administrative expenses of $32,325 and $0 for the years ended June 30, 2018 and 2017, respectively. The increase in general and administrative expense was primarily the result of increased legal and accounting expenses.

Interest Expense

Interest expense increased from $77,550 for the year ended June 30, 2017 to $91,570 for the year ended June 30, 2018. Interest expense for the year ended June 30, 2018 included amortization of discount on convertible notes payable in the amount of $8,229, compared to $8,445 for the comparable period of 2017. The remaining interest expense is related to statutory interest on convertible notes payable.

Gain on Extinguishment of Convertible Debt

During the year ended June 30, 2018, we recognized a gain on extinguishment of convertible debt as a result of the reversal of the acquisition of Global Visionary which resulted in the cancelation of the related convertible note payable.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments was a gain of $0 and $7,547 for the years ended June 30, 2018 and 2017, respectively, as a result of the change in market value of derivatives.

Net Loss

We incurred net income of $6,115 for the year ended June 30, 2018 as compared to a net loss of $70,001 for the comparable period of 2017. The decrease in the net loss was primarily the result of the gain on extinguishment of convertible debt as discussed above.

Fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016.

General and Administrative Expenses

We recognized general and administrative expenses of $0 and $341,228 for the years ended June 30, 2017 and 2016, respectively. The decrease in general and administrative expense was primarily the result of decreased operations of the Company as a result of a lack of available working capital.

Interest Expense

Interest expense decreased from $275,765 for the year ended June 30, 2016 to $77,550 for the year ended June 30, 2017. Interest expense for the year ended June 30, 2017 included amortization of discount on convertible notes payable in the amount of $8,445, compared to $225,229 for the comparable period of 2016. The remaining interest expense is related to statutory interest on convertible notes payable.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments was a gain of $7,547 and $17,154 for the years ended June 30, 2017 and 2016, respectively, as a result of the change in market value of derivatives.

Net Loss

We recognized a net loss of $70,001 for the year ended June 30, 2017 as compared to a net loss of $599,839 for the comparable period of 2016. The decrease in the net loss was primarily the result of the change in fair value of derivative instruments and the increase in amortization of debt discount as discussed above.

Fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015.

General and Administrative Expenses

We recognized general and administrative expenses of $341,228 and $339,085 for the years ended June 30, 2016 and 2015, respectively.

Impairment of Intangible Assets

We recognized impairment of intangible assets of $150,000 for the year ended June 30, 2015.

Interest Expense

Interest expense increased from $2,914 for the year ended June 30, 2015 to $275,765 for the year ended June 30, 2016. Interest expense for the year ended June 30, 2016 included amortization of discount on convertible notes payable in the amount of $225,229, compared to $1,571 for the comparable period of 2015. The remaining increase is the result of a higher level of debt during fiscal 2016.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments was a loss of $17,154 for the year ended June 30, 2016, as a result of the change in market value of derivatives.

Net Loss

We incurred a net loss of $599,839 for the year ended June 30, 2016 as compared to net loss of $491,999 for the comparable period of 2015. The increase in the net loss was primarily the result of the increase in change in fair value of derivative instruments, amortization of debt discount and general and administrative expense as discussed above.

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

We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $904,339.

As of June 30, 2018, we had no cash on hand. We do not have an adequate amount of cash on hand to fund our future operations.

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2018. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2018, the Company had net income of $6,115 and accumulated deficit of $(1,980,266). We had negative cash flow from operations of $8,135. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Derivative Instruments

Our debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. This model requires assumptions related to the remaining term of the instrument and risk-free rates of return, our current Common Stock price and expected dividend yield, and the expected volatility of our Common Stock price over the life of the option.

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

June 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of StemGen, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of StemGen, Inc. (the Company) as of June 30, 2018, 2017 and 2016, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/LBB & Associates Ltd., LLP

We have served as the Company’s auditor since 2018.

Houston, Texas

October 31, 2018

STEMGEN, INC.

BALANCE SHEETS

	June 30, 2018	June 30, 2017	June 30, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$635	$635
Total current assets	—	635	635

TOTAL ASSETS	$—	$635	$635

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$151,314	$127,124	$127,124
Advances payable	18,540	11,040	11,040
Current portion of accrued interest payable	174,315	46,588	13,120
Current portion of convertible notes payable, net of discount of $3,033, $1,529 and $-, respectively	560,170	220,276	121,805
Derivative liability	—	—	7,547
Total current liabilities	904,339	405,028	280,636

Convertible notes payable, net of discount of $-, $9,733 and $19,707, respectively	—	431,665	521,691
Accrued interest payable	—	74,396	38,761
TOTAL LIABILITIES	904,339	911,089	841,088

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock; $0.001 par value; 20,000,000 shares authorized; 14,083,927 shares issued and outstanding at June 30, 2017, respectively	14,084	14,084	14,084
Series E Preferred stock; $0.000001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2017, June 30, 2016 and June 30, 2015	1	1	1
Additional paid-in capital	1,061,842	1,061,842	1,061,842
Accumulated deficit	(1,980,266)	(1,986,381)	(1,916,380)
Total stockholders’ deficit	(904,339)	(910,454)	(840,453)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$635	$635

The accompany notes are an integral part of these financial statements.

STEMGEN, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016

OPERATING EXPENSES
General and administrative expenses	$32,325	$—	$341,228
LOSS FROM OPERATIONS	(32,325)	—	(341,228)

OTHER INCOME (EXPENSE)
Interest expense	(91,570)	(77,550)	(275,765)
Gain on extinguishment of convertible debt	130,010	—	—
Change in fair value of derivative	—	7,547	17,154
Total other income (expense)	38,440	(70,001)	(258,611)

NET INCOME (LOSS)	$6,115	$(70,001)	$(599,839)

NET LOSS PER COMMON SHARE - Basic and diluted	$0.00	$(0.00)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	14,083,927	14,083,927	13,625,730

The accompany notes are an integral part of these financial statements.

STEMGEN, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Common	Additional
	Common Stock		Series E Preferred Stock		Stock	paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

BALANCE, June 30, 2015	10,183,927	$10,184	1,000,000	$1	$19,500	$1,046,242	$(1,316,541)	$(240,614)

Common stock issued for cash	3,900,000	3,900	—	—	(19,500)	15,600	—	—
Discount on issuance of convertible notes payable	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(599,839)	(599,839)

BALANCE, June 30, 2016	14,083,927	$14,084	1,000,000	$1	$—	$1,061,842	$(1,916,380)	$(840,453)

Net loss	—	—	—	—	—	—	(70,001)	(70,001)

BALANCE, June 30, 2017	14,083,927	$14,084	1,000,000	$1	$—	$1,061,842	$(1,986,381)	$(910,454)

Net income	—	—	—	—	—	—	6,115	6,115

BALANCE, June 30, 2018	14,083,927	$14,084	1,000,000	$1	$—	$1,061,842	$(1,980,266)	$(904,339)

The accompany notes are an integral part of these financial statements.

STEMGEN, INC.

CASH FLOWS

	Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016

OPERATING ACTIVITIES
Net income (loss)	$6,115	$(70,001)	$(599,838)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of discount on convertible notes payable	8,229	8,445	225,229
Gain on extinguishment of convertible debt	(130,010)	—	—
Change in fair value of derivatives	—	(7,547)	17,547
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	24,190	—	(110,577)
Accrued interest payable	83,341	69,103	50,537
NET CASH USED IN OPERATING ACTIVITIES	(8,135)	—	(451,803)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	—	—	441,398
Proceeds from advances	7,500	—	11,040
NET CASH USED IN FINANCING ACTIVITIES	7,500	—	452,438

NET CHANGE IN CASH	(635)	—	635

CASH, beginning of period	635	635	—

CASH, end of period	$—	$635	$635

The accompany notes are an integral part of these audited financial statements.

STEMGEN, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

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

Since we redeemed and converted all of our outstanding Series A Preferred Stock at the end of September 2006, starting October 1, 2006 through June 30, 2018, we had not conducted any business operations.

On May 15, 2015, we purchased 100% of the membership interests in Global Visionary Investments LLC, a business advisory services company, (“Global Visionary”) as a means to facilitate the process of driving possible target leads and vetting potential investments in those targets. This transaction was rescinded in May 2018.  See Note 4.

We have been engaged in a search for the acquisition of an operating business or a company with a well developed business plan to participate in an emerging industry.

Our search was successful when we entered into a letter of intent to acquire 100% of the equity interest in D3esports Corp. in exchange for our capital stock that represents a minority interest in us. The letter of intent provides for the name of our corporation to D3sports and continuing its existence in Wyoming. The letter also contains the customary provisions including due diligence, a definitive agreement, representations, warranties and regulatory compliance.

D3esports is a newly organized Wyoming corporation that intends to offer a competition platform in eSports for gamers and sport enthusiasts to compete virtually to win a real experience

Note 2. Going Concern

For the fiscal year ended June 30, 2018, the Company had minimal net income and negative cash flow from operations of $8,135. As of June 30, 2018, the Company has negative working capital of $904,339 and no cash on hand.

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

Cash

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash was $0, $635 and $635 at June 30, 2018, 2017 and 2016, respectively. There are no cash equivalents.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2018, 2017 or 2016.

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

Derivative Instruments

Our debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. This model requires assumptions related to the remaining term of the instrument and risk-free rates of return, our current Common Stock price and expected dividend yield, and the expected volatility of our Common Stock price over the life of the option.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

Note 4. Acquisition of Global Visionary Investments LLC

On May 15, 2015, we purchased 100% of the membership interests in Global Visionary Investments LLC, a business advisory services company, (“Global Visionary”) as a means to facilitate the process of driving possible target leads and vetting potential investments in those targets. We purchased Global Visionary for cash payments of $50,000 and the issuance of a convertible note for $100,000. We made payments of $15,000 and $35,000 during the years ended June 30, 2016 and 2015, respectively. The convertible note matures on May 15, 2018 and bears interest at 10% per year. The note is convertible into shares of our common stock at 25% of the volume weighted average closing price of the Company’s common stock for the five trading days prior to the notice of intent to convert. In no event shall the conversion rate be lower than $0.05 per share. We evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to our common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized a beneficial conversion feature of $100,000. We recorded the beneficial conversion features as an increase in additional paid-in capital and a discount to the convertible notes. During the year ended June 30, 2016, the Company issued additional convertible debt which caused the conversion feature of the existing notes to become derivatives due to the number of total shares subject to conversion being greater than the Company’s authorized shares.  The discount was fully amortized in 2016 and a derivative liability of $4,446 was recorded as a discount to the note.

The Company valued the acquisition of GVI as an intangible asset of $150,000, because GVI did not have any operations or identifiable assets or liabilities at the time of acquisition. On June 30, 2015, the Company determined that the intangible asset was impaired under GAAP, because there was no supportable estimates for future projected cash flows of GVI.

In May 2018, the Company defaulted on the payment of the convertible note payable for the acquisition of Global Visionary. As a result of this default, the Company and Global Visionary agreed to rescind the acquisition. The Company returned all ownership units of Global Visionary and the sellers agreed to cancel the convertible note payable. The investment in Global Visionary had been written off during the year ended June 30, 2015. The cancelation of the convertible note payable resulted in a gain on forgiveness of debt of $130,010 during the year ended June 30, 2018.

Note 5. Advances from Third Parties

During the years ended June 30, 2018, 2017 and 2016, the Company received advances of $7,500, $0 and $452,438, respectively, for working capital. These advances are non-interest bearing and payable on demand. During the year ended June 30, 2016, on a quarterly basis, the Company and the lender memorialized the advances into convertible notes payable of $441,398. As of June 30, 2018, 2017 and 2016, advances in the amount of $18,540, $11,040 and $11,040, respectively, are included in current liabilities on the balance sheets. See Note 7.

Note 6. Income Taxes

The deferred tax asset as of June 30, 2018, 2017 and 2016 was approximately $750,394 and $1,102,660, respectively, offset by valuation allowances of the same amount resulting in a deferred tax asset of June 30, 2018, 2017 and 2016 of $0. There is no income tax provision for any of the three years ended June 30, 2018 due to the change in valuation allowance. The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance. At June 30, 2018 the Company had an unused net operating loss carry over approximating $370,000 that is potentially available to offset future taxable income.

The Company has not filed its Federal tax returns for 2009-2018 and could be subject to penalty for its delinquency. Additionally, the availability of its net operating loss may be subject to adjustment.

Note 7. Convertible Notes Payable

Convertible notes payable consisted of the following at June 30,:

	2018	2017	2016
Convertible note issued March 31, 2015, maturing March 31, 2017, bearing interest at 10% per year, until maturity, then 25%. Convertible into common stock at a rate of $0.05 per share. In default as of April 1, 2017	$36,340	$36,340	$36,340
Convertible note issued May 15, 2015, maturing May 15, 2018, bearing interest at 10% per year and convertible into common stock at the greater of 25% of the VWAP of the Company’s common stock or $.05 per share. Note cancelled May 16, 2018. See Note 4.	—	100,000	100,000
Convertible note in the original principal amount of $85,465, issued June 30, 2015 and maturing June 30, 2017, bearing interest at 10% per year until maturity, then 25% and convertible into common stock at a rate of $0.05 per share. In default as of July 1, 2017	85,465	85,465	85,465
Convertible note in the original principal amount of $277,208, issued September 30, 2015 and maturing September 30, 2018, bearing interest at 10% per year, and convertible into common stock at a rate of $0.05 per share	277,208	277,208	277,208
Convertible note in the original principal amount of $103,072, issued December 31, 2015 and maturing December 31, 2018, bearing simple interest at 10% per year, and convertible into common stock at a rate of $0.40 per share	103,072	103,072	103,072
Convertible note in the original principal amount of $61,118, issued March 31, 2016 and maturing March 31, 2019, bearing simple interest at 10% per year, and convertible into common stock at a rate of a 60% discount to the volume weighted average price for the last five trading days prior to conversion	61,118	61,118	61,118

Total convertible notes	563,203	663,203	663,203
Less: Discount on convertible notes	(3,033)	(11,262)	(19,707)
Convertible notes, net of discount	560,170	651,941	643,496
Less: current portion of convertible notes	560,170	220,276	121,805
	$—	$431,665	$521,691

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.  The notes are unsecured.

Convertible notes issued

During the year ended June 30, 2015, the Company signed convertible promissory notes of $121,805 in total with Vista View Ventures Inc., which memorialized previously non-interest bearing advances. These notes are payable at maturity and bear interest at 10% per annum. We evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the our common stock. We determined that the conversion features did not meet the definition of a liability and therefore we did not bifurcated the conversion features and account for them as separate derivative liabilities.  We evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized beneficial conversion features in the amounts of $121,805 during the year ended June 30, 2015. We recorded the beneficial conversion features as an increase in additional paid-in capital and a discount to the convertible. Discounts to the convertible notes are amortized to interest expense over the life of the note. During the year ended June 30, 2016, the Company issued additional convertible debt which caused the conversion feature of the existing note to become a derivative due to the number of total shares subject to conversion being greater than authorized shares.  The discount was fully amortized and a derivative liability of $144 was recorded.

During the year ended June 30, 2016, the Company signed convertible promissory notes of $441,398 in total with Vista View Ventures Inc., which memorialized previously non-interest bearing advances. We evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the our common stock. We determined that the conversion features meet the definition of a liability due to the number of total shares subject to conversion being greater than authorized shares and therefore we bifurcated the conversion features and accounted for them as separate derivative liabilities. A derivative liability of $20,111 was recorded in 2016.

Derivative liabilities

As noted above and in Note 4, in the convertible notes with variable conversion terms, the conversion feature was accounted for as a derivative liability. The derivatives associated with the term convertible notes were recognized as a discount to the debt instrument and the discount is amortized over the expected life of the notes. A total of $24,701 of debt discount associated with the derivative liabilities was recorded in 2016. Amortization of the debt discount totaled $8,229, $8,446 and $4,994 during the years ended June 30, 2018, 2017 and 2016, respectively.

The derivative liability, at inception during 2016, was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of .83% and volatility of 105%.

The derivative liability at June 30, 2016 was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of .75% and volatility of 53%.

The derivative liability at June 30, 2017, was calculated using the Black Scholes method over the expected terms of the convertible debentures, with a risk free rate of .46% and volatility of 19%.

The derivative liability at June 30, 2018 was calculated to be insignificant.

Included in the accompanying consolidated statements of operations is income arising from the change in fair value of the derivatives of $7,547 and $17,154 during the years ended June 30, 2017 and 2016, respectively

Note 8. Shareholders’ Equity (Deficit)

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

During the year ended June 30, 2016, the Company issued 3,900,000 shares of common stock which were included in common stock payable as of June 30, 2015.

Note 9. Commitments and contingencies

From time to time, we may be involved in litigation in the ordinary course of business. However, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Note 10. Management Fees

Services Provided by KM Delaney & Assoc.

During the year ended June 30, 2016, KM Delaney & Assoc. (“KMDA”) has provided office space and certain administrative functions to us. The services provide include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. We have agreed to pay KMDA $18,000 per month for these services during the calendar year ending December 31, 2015. During the year ended June 30, 2016, KMDA billed us $176,262 for those services. As of June 30, 2016, 2017 and 2018, we owed KMDA $176,262. No such services were provided during the year ended June 30, 2017 or 2018. These amounts are included in accounts payable and accrued liabilities on the balance sheet.

Note 11. Subsequent Events.

On October 17, 2018, the Company signed a letter of intent to acquire 100% of the outstanding stock of D3esports Corp. in exchange for a minority of the common and preferred stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accounts

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended June 30, 2018, 2017 and 2016.

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

Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

As of June 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2018

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
John David Walls 9601 Moss Haven Drive Dallas, Texas 75231	58	CEO and Chairman of the Board

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

ITEM 11. EXECUTIVE COMPENSATION

During the year ended June 30, 2016, through March 2016, Mr. Walls was paid $83,076 for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended June 30, 2016, 2017 and 2018 .

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
John David Walls CEO	2016 2017 2018	83,076 — —	— — —	— — —	— — —	— — —	— — —	— — —	83,076 — —

OUTSTANDING EQUITY AWARDS AT JUNE, 30, 2018

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
John David Walls	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended June 30, 2015 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of September 30, 2018, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Landor Investment Corp. (1)	10,105,442	99.2%
Calle 65 Esta, San Francisco, Local No. 35
Panama City, Panama

John David Walls	—	0.0%

All directors and executive officers as a group (1) person.	—	0.0%

__________

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

LBB & Associates LTD., LLP (LBB) served as independent auditors for the audits of fiscal years ended June 30, 2018, 2017 and 2016.

Anton & Chia, LLP served as independent auditors for the fiscal year ended June 30, 2015.

The following table summarize the fees billed to the Company by its independent accountants, LBB and Anton & Chia, LLP, for the years ended June 30, 2018,2017 and 2016:

	2018	2017	2016
Audit Fees	$14,400	$2,500	$19,400

Audit Related Fees (1)	$—	$—	$—

Tax Fees (2)	$—	$—	$—

All Other Fees (3)	$—	$—	$—

Total Fees	$14,400	$2,500	$19,400

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

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by LBB described above were approved by our Board.

On April 12, 2017, the Company engaged LBB to serve as its independent registered public accounting firm for fiscal 2018, 2017 and 2016, replacing Anton & Chia, LLP.  The selection effectively dismissed Anton & Chia as the Company’s independent registered public accounting firm.  The change in accountants was approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Letter of Intent between the company and D3sports dated October 17, 2018 (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)
101	XBRL Interactive Data (3),(4)

______________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on March 17, 2015.

(2)	Filed or furnished herewith.

(3)	To be submitted by amendment.

(4)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StemGen, Inc.

Date: November 1, 2018	BY: /s/ John David Walls
John David Walls
CEO and Chairman of the Board