Form 10-Q
period 2018-09-30
StemGen, Inc.
filed 2018-12-10
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has fled all reports required to be fled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes [X]   No  [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]   No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
		Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No  [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 4, 2018, there were 14,083,927 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMGEN, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	June 30, 2018
ASSETS

CURRENT ASSETS
Cash	$—	$—
Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$150,064	$151,314
Advances payable	29,540	18,540
Current portion of accrued interest payable	192,962	174,315
Current portion of convertible notes payable, net of discount of $1,358 and $3,033, respectively	561,845	560,170
Total current liabilities	934,411	904,339

TOTAL LIABILITIES	934,411	904,339

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 20,000,000 shares authorized; 14,083,927 and 14,083,927 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	14,084	14,084
Series E Preferred stock, $0.000001 stated value; 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	1	1
Additional paid-in capital	1,061,842	1,061,842
Accumulated deficit	(2,010,338)	(1,980,266)
Total stockholders’ deficit	(934,411)	(904,339)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

STEMGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,
	2018	2017

OPERATING EXPENSES
General and administrative expenses	9,750	1,750

LOSS FROM OPERATIONS	(9,750)	(1,750)

OTHER EXPENSE
Interest expense	(20,322)	(23,211)

NET LOSS	(30,072)	(24,961)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	14,083,927	14,083,927

The accompanying notes are an integral part of these unaudited condensed financial statements.

STEMGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended September 30,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(30,072)	$(24,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	1,675	2,063

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,250)	1,750
Advances	11,000	—
Accrued interest payable	18,647	21,148
NET CASH USED IN OPERATING ACTIVITIES	—	—

NET INCREASE (DECREASE) IN CASH	—	—

CASH, at the beginning of the period	—	—

CASH, at the end of the period	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

STEMGEN, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

On May 15, 2015, we purchased 100% of the membership interests in Global Visionary Investments LLC, a business advisory services company, (“Global Visionary”) as a means to facilitate the process of driving possible target leads and vetting potential investments in those targets. This transaction was rescinded in May 2018.  .

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

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2018, the Company had a net loss of $30,072. As of September 30, 2018, the Company had negative working capital of $934,411. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2018 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2019.

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

Note 4. Advances from Third Parties

During the three months ended September 30, 2018, the Company received advances of $11,000 for working capital. These advances are non-interest bearing and payable on demand. As of September 30, 2018 and June 30, 2018, advances in the amount of $29,540 and $18,540, respectively, are included in current liabilities on the balance sheets.

Note 5. Commitments and contingencies

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

Note 6. Subsequent Events.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended June 30, 2018 on Form 10-K.

Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2016.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $9,750 and $1,750 for the three months ended September 30, 2018 and 2017, respectively. The increase was due to higher professional fees.

Interest Expense

Interest expense decreased from $23,211 for the three months ended September 30, 2017 to $20,322 for the three months ended September 30, 2018 due to the cancellation of a note payable in May 2018. Interest expense for the three months ended September 30, 2018 included amortization of discount on convertible notes payable in the amount of $1,674, compared to $2,063 in the prior year.

Net Loss

We incurred a net loss of $30,072 for the three months ended September 30, 2018 as compared to $24,961 for the comparable period of 2017. The increase in the net loss was primarily the result of the increased professional fees.

Liquidity and Capital Resources

At September 30, 2018, we had no cash on hand. The company has negative working capital of $934,411. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to obtain funds when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of September 30, 2018.

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

Item 4. Controls and ProceduresManagement’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of September 30, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of September 30, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended September 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of StemGen, Inc. (1)
3.2	Bylaws of StemGen, Inc. (1)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer (2)
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer (2)
101	XBRL Interactive Data files (3),(4)

__________

(1)	Incorporated by reference to the Company’s Form S-1 filed on March 17, 2015.
(2)	Filed or furnished herewith.
(3)	To be submitted by amendment.
(4)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StemGen, Inc.

Date: December 7, 2018	By:	/s/ John David Walls
John David Walls
CEO and Chairman of the Board