Form 10-Q
period 2018-12-31
StemGen, Inc.
filed 2019-02-20
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-21555

StemGen, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1812385
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

1 Performance Drive, Suite F Arlington, TX	77515
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (832) 954-7569

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 10, 2019, there were 53,715,514 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMGEN, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31, 2018	June 30, 2018
ASSETS

CURRENT ASSETS
Cash	$—	$—
Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$151,564	$151,314
Advances payable	36,040	18,540
Current portion of accrued interest payable	222,005	174,315
Current portion of convertible notes payable, net of discount of $2,046 and $3,033, respectively	562,516	560,170
Total current liabilities	972,125	904,339

TOTAL LIABILITIES	972,125	904,339

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 20,000,000 shares authorized; 14,083,927 and 14,083,927 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	14,084	14,084
Series E Preferred stock, $0.000001 stated value; 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	1	1
Additional paid-in capital	1,061,842	1,061,842
Accumulated deficit	(2,048,052)	(1,980,266)
Total stockholders’ deficit	(972,125)	(904,339)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

STEMGEN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017

OPERATING EXPENSES
General and administrative expenses	$8,000	$1,750	$17,750	$3,500

LOSS FROM OPERATIONS	(8,000)	(1,750)	(17,750)	(3,500)

OTHER EXPENSE
Interest expense	(29,714)	(23,211)	(50,036)	(46,422)

NET LOSS	(37,714)	(24,961)	(67,786)	(49,922)

NET LOSS PER COMMON SHARE – Basic and diluted	(0.00)	$(0.00)	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	14,083,927	14,083,927	14,083,927	14,083,927

The accompanying notes are an integral part of these unaudited condensed financial statements.

STEMGEN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended December 31,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(67,786)	$(49,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	2,346	4,126

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	250	3,500
Advances	17,500	—
Accrued interest payable	47,690	42,296
NET CASH USED IN OPERATING ACTIVITIES	—	—

NET INCREASE (DECREASE) IN CASH	—	—

CASH, at the beginning of the period	—	—

CASH, at the end of the period	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

STEMGEN, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Since we redeemed and converted all of our outstanding Series A Preferred Stock at the end of September 2006, starting October 1, 2006 through December 31, 2018, we had not conducted any business operations.

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

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2018, the Company had a net loss of $67,786. As of December 31, 2018, the Company had negative working capital of $972,125. Management does not anticipate having positive cash flow from operations in the near future.

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

The results of operations for the six month period ended December 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2019.

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

Note 4. Advances from Third Parties

During the six months ended December 31, 2018, the Company received advances of $17,500 for working capital. These advances are non-interest bearing and payable on demand. As of December 31, 2018 and June 30, 2018, advances in the amount of $36,040 and $18,540, respectively, are included in current liabilities on the balance sheets.

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

Note 6. Subsequent Events.

On January 29, 2019 (the “Closing Date”), we completed and closed the acquisition (the “Acquisition”) under an Agreement and Plan of Reorganization (the “Reorganization Agreement”), entered into by and among by and among (i) StemGen, Inc.(“StemGen”); (ii) D3esports, Inc., a Wyoming corporation ( “D3esports”); (ii) and the shareholders of D3esports (“Sellers”) pursuant to which D3esports became a wholly owned subsidiary of ours. Pursuant to the Reorganization Agreement, we acquired from the Sellers all of the issued and outstanding equity interests of D3esports in exchange for 39,631,587 shares of our common stock, par value $0.001 per share and 7,000,000 shares of Preferred Stock, par value $0.001 per share. As a result of the Acquisition, the Sellers, as the former shareholders of D3esports, became the controlling shareholders of the Company. The Acquisition was accounted for as a reverse merger notwithstanding it is legally a reverse acquisition.

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

On January 29, 2019 (the “Closing Date”), we completed and closed the acquisition (the “Acquisition”) under an Agreement and Plan of Reorganization (the “Reorganization Agreement”), entered into by and among by and among (i) StemGen, Inc.(“StemGen”); (ii) D3esports, Inc., a Wyoming corporation ( “D3esports”); (ii) and the shareholders of D3esports (“Sellers”) pursuant to which D3esports became a wholly owned subsidiary of ours. Pursuant to the Reorganization Agreement, we acquired from the Sellers all of the issued and outstanding equity interests of D3esports in exchange for 39,631,587 shares of our common stock, par value $0.001 per share and 7,000,000 shares of Preferred Stock, par value $0.001 per share. As a result of the Acquisition, the Sellers, as the former shareholders of D3esports, became the controlling shareholders of the Company. The Acquisition was accounted for as a reverse merger notwithstanding it is legally a reverse acquisition.

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

Results of Operations

Three months ended December 31, 2018 compared to the three months ended December 31, 2017.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $8,000 and $1,750 for the three months ended December 31, 2018 and 2017, respectively. The increase was due to accounting fees incurred for filings during the three months ended December 31, 2018.

Interest Expense

Interest expense increased from $23,211 for the three months ended December 31, 2017 to $29,714 for the three months ended December 31, 2018 due to an increase in interest rate on notes in default net of a decrease due to the cancellation of a note payable in May 2018. Interest expense for the three months ended December 31, 2018 included amortization of discount on convertible notes payable in the amount of $671, compared to $2,063 in the prior year.

Net Loss

We incurred a net loss of $37,714 for the three months ended December 31, 2018 as compared to $24,961 for the comparable period of 2017. The increase in the net loss was the result of the increased professional fees and increased interest.

Six months ended December 31, 2018 compared to the six months ended December 31, 2017.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $17,750 and $3,500 for the six months ended December 31, 2018 and 2017, respectively. The increase was due to accounting fees incurred for filings during the six month period ended December 31, 2018.

Interest Expense

Interest expense increased from $46,422 for the six months ended December 31, 2017 to $50,036 for the six months ended December 31, 2018 due to an increase in interest rate on notes in default net of a decrease due to the cancellation of a note payable in May 2018. Interest expense for the six months ended December 31, 2018 included amortization of discount on convertible notes payable in the amount of $2,345, compared to $4,126 in the prior year.

Net Loss

We incurred a net loss of $67,786 for the six months ended December 31, 2018 as compared to $49,922 for the comparable period of 2017.

Liquidity and Capital Resources

At December 31, 2018, we had no cash on hand. The company has negative working capital of $972,125. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to obtain funds when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2018.

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

Item 4. Controls and ProceduresManagement’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of December 31, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended December 31, 2018.

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

StemGen, Inc.

Date: February 19, 2019	By:	/s/ Simon Dawson
Simon Dawson
CEO and Chairman of the Board