Form 10-Q/A
period 2018-12-31
StemGen, Inc.
filed 2019-02-21
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]   No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 10, 2019, there were 53,715,514 shares of common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for December 31, 2018, filed with the Securities and Exchange Commission on February 20, 2019 (the “Form 10-Q”), is to correct a typographical error in the Form 10-Q cover page. The check mark to indicate whether the registrant is a shell company incorrectly stated “Yes”. The check mark has been corrected to “No”.

No other changes were made to the Form 10-Q report.

PART II — OTHER INFORMATION

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

StemGen, Inc.

Date: February 21, 2019	By:	/s/ Simon Dawson
Simon Dawson
CEO and Chairman of the Board