Form 10-Q
period 2019-03-31
StemGen, Inc.
filed 2019-06-07
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-21555

StemGen, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1812385
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

1 Performance Drive, Suite F Angleton, TX	77515
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (832) 954-7569

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes    [_] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes    [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 5, 2019, there were 45,422,188 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMGEN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	June 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$14,244	$20,025
Other current assets	5,019	—
Total current assets	19,263	20,025

Property and Equipment
Vehicles – race cars	387,450	387,450
Website design	60,000	60,000
	447,450	447,450
Less accumulated amortization	(20,000)	—
	427,450	447,450

TOTAL ASSETS	$446,713	$467,475

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$230,536	$20,000
Advance from shareholder	73,040	—
Deferred revenue	10,500	—
Accrued interest payable	251,048	—
Convertible notes payable	563,203	—
Derivative liability	119,192	—
Total current liabilities	1,247,519	20,000

Commitments

Stockholders’ Equity (Deficit)
Preferred Stock; 8,000,000 shares authorized	—	—
Series A Convertible Preferred Stock, par value $0.001; 6,000,000 and 1,000,000 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively; liquidation preference of $6,000,000	6,000	1,000
Series E Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at March 31, 2019	1	—
Series F Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at March 31, 2019	1	—
Common Stock; par value $0.001; 100,000,000 shares authorized, 45,422,188 and 4,706,508 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	45,422	4,707
Additional paid-in capital	(543,718)	443,763
Accumulated deficit	(308,512)	(1,995)
Total stockholders’ equity (deficit)	(800,806)	447,475

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$446,713	$467,475

The accompanying notes are an integral part of the financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months and Nine Months Ended March 31, 2019

(Unaudited)

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019

Revenue	$2,058	$12,058

Operating expense:
Cost of revenue	—	4,191
General and administrative expenses	51,459	155,372
Depreciation	7,500	20,000
Total operating expense	58,959	179,563

Loss from operations	(56,901)	(167,505)

Interest expense	(19,820)	(19,820)
Loss on fair value of derivative liability	(119,192)	(119,192)

Net loss	$(195,913)	$(306,517)

Net loss per share – basic and diluted	$(0.01)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	32,644,328	14,239,912

The accompanying notes are an integral part of the financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended March 31, 2019

(Unaudited)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2018	1,000,000	$1,000	—	$—	—	$—	4,706,508	$4,707	$443,763	$(1,995)	$447,475

Common stock issued for services	—	—	—	—	—	—	1,062,493	1,061	17,609	—	18,670
Common stock issued for cash	—	—	—	—	—	—	21,600	22	21,578	—	21,600
Preferred stock issued for services	—	—	—	—	1,000,000	1	—	—	—	—	1
Acquisition of StemGen in reverse merger	6,000,000	6,000	1,000,000	1	—	—	39,631,587	39,632	(1,027,668)	—	(982,035)
Preferred stock canceled	(1,000,000)	(1,000)	—	—	—	—	—	—	1,000	—	—
Net loss	—	—	—	—	—	—	—	—	—	(306,517)	(306,517)

Balance, March 31, 2019	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,422,188	$45,422	$(543,718)	$(308,512)	$(800,806)

The accompanying notes are an integral part of the financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended March 31, 2019

(Unaudited)

March 31, 2019

Cash flow from operating activities:
Net loss	$(306,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,000
Amortization of discount on convertible notes payable	458
Common stock issued for services	18,670
Preferred stock issued for services	1
Change in fair value of derivative liability	119,192
Change in accrued interest payable	19,362
Change in other assets	(5,019)
Change in deferred revenue	10,500
Change in accounts payable	58,972
Net cash used in operating activities	(64,381)

Cash flows from investing activities:
Website design	—
Net cash used in investing activities	—

Cash flows from financing activities:
Advances from shareholder	37,000
Proceeds from sale of common stock	21,600
Net cash provided by financing activities	58,600

Net change in cash	(5,781)

Cash and equivalents, beginning of period	20,025

Cash and equivalents, end of period	$14,244

The accompanying notes are an integral part of the financial statements

STEMGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – We were incorporated under the laws of the State of Delaware, August 18, 1992. Prior to the Acquisition (as defined below), we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). As a result of the Acquisition, we have ceased to be a “shell company” and will continue as a publicly traded company under the name StemGen, Inc. The existing business operations of D3esports, Inc. will continue as our wholly subsidiary.

On January 29, 2019 (the “Closing Date”), we completed and closed the acquisition (the “Acquisition”) under an Agreement and Plan of Reorganization (the “Reorganization Agreement”), entered into by and among by and among (i) StemGen, Inc.(“StemGen”); (ii) D3esports, Inc., a Wyoming corporation (“D3esports”); (ii) and the shareholders of D3esports (“Sellers”) pursuant to which D3esports became a wholly owned subsidiary of ours. Pursuant to the Reorganization Agreement, we acquired from the Sellers all of the issued and outstanding equity interests of D3esports in exchange for 39,631,587 shares of our common stock, par value $0.001 per share and 7,000,000 shares of Preferred Stock, par value $0.001 per share. As a result of the Acquisition, the Sellers, as the former shareholders of D3esports, became the controlling shareholders of the Company. The Acquisition was accounted for as a reverse merger notwithstanding it is legally a reverse acquisition. For accounting purposes, D3esports is the acquiring entity. Current and comparative consolidated financial statements include the accounts of D3esports since inception (May 1, 2018) and StemGen from the date of acquisition (January 29, 2019) (collectively, the “Company”).

D3esports was formed on May 1, 2018 and is based in Angleton, TX. D3esports plans to hold monthly time trial format competitions through an eSports platform that allows professional race car drivers and eSport athletes (gamer enthusiasts) to compete for a real experience in a race car and points that can be used to purchase products and services through our partners and

Interim Financial Statements – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2018 and notes thereto and other pertinent information contained in our Form 10-K and Form 8-K/A the Company has filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2019.

The results of operations for the nine month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2019.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the financial statements.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Property and Equipment – Property and equipment consists of vehicles and website design.  The vehicles are three race cars which were contributed as capital at the inception of the Company and recorded at their estimated fair value.  Due to the nature of race cars, there is no depreciation expense being recorded as race cars appreciate over time.

Website design consists primarily of the cost of a contract with Mainline, an Esports provider, for the design of an esports website and platform for the Company.  The contract cost will be amortized on a straight line basis over the life of the contract which is two years, beginning in August 2018.

Improvements or betterments of a permanent nature are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal.  Gains or losses resulting from property disposals are credited or charged to operations in the year of disposal.

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to achieve this core principle. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provides for two transition methods, a full retrospective approach and a modified retrospective approach.

On January 29, 2019, the Company adopted ASC Topic 606 using the modified retrospective method with no impact to the opening retained earnings and determined there were no changes required to its reported revenues as a result of the adoption. An analysis of contracts with customers under the new revenue recognition standard was consistent with the Company’s current revenue recognition model, whereby revenue is recognized primarily on the date products are delivered to the customer or services are provided. Payments for products or services which have been received prior to the Company fulfilling its performance obligations are deferred until those obligations are satisfied. Costs related to deferred revenue are included in other assets until the revenue is recognized.

Income Taxes – The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) per Common Share – The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. The basic earnings (loss) per common share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no dilutive shares outstanding for any periods reported.

Derivative Instruments – Our debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

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

Recently Issued Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, with earlier adoption permitted. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company is evaluating the impact of this new standard on its financial position, results of operations, cash flows and related disclosures.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2019, the Company had a net loss of $306,517. As of March 31, 2019, the Company had negative working capital of $1,228,256. Management does not anticipate having positive cash flow from operations in the near future.

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

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on increasing revenues and raising the funds necessary to fully implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

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

NOTE 2 – COMMITMENTS

The contract with Mainline includes a monthly charge for on-going service and maintenance of the website/gaming platform.  The payments are $10,000 per month beginning in September 2018.  The contract expires April 30, 2020.  Future payments are as follows: $100,000 for the year ending June 30, 2019 and $100,000 for the year ending June 30, 2020.

From time to time, we may be involved in litigation in the ordinary course of business. We are currently involved in litigation, however, we believe it will not have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

NOTE 3 – EQUITY

On January 29, 2019, the holder of the Series A Convertible Preferred Stock returned 1,000,000 share to the Company, and the Company canceled those shares.

There are 8,000,000 shares of preferred stock authorized. The board of directors has designated two series of preferred stock as described below.

The Series A Convertible Preferred Stock has a par value of $0.001 and the number of shares constituting such class shall be unlimited. As of March 31, 2019, the Company has 6,000,000 shares of Series A Convertible Preferred Stock issued and outstanding. The Series A Convertible Preferred Stock has priority in liquidation and has a liquidation preference of $1 per share. The Series A Preferred Stock is convertible into shares of common stock at the option of the holder at a rate of three shares of common stock for each share of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock holders are not entitled to receive dividends and have no voting rights. The Series A Convertible Preferred Stock is redeemable by the Company at any time at $1 per share.

The Company has also authorized 1,000,000 shares of Series E Preferred Stock issued and outstanding.  The Series E Preferred Stock has a par value of $0.000001 and ranks junior to all the Company’s common and other preferred stock.  There are no dividends on the Series E Preferred Stock and there is no participation in liquidation, dissolution or winding-up distribution of the assets of the Company.  The shares of outstanding Series E Preferred Stock shall have the right to vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock.

The Company has authorized 1,000,000 shares of Series F Preferred Stock. The Series F Preferred Stock has a par value of $0.000001 per share and ranks junior to all of the Company’s common and other preferred stock. There are no dividends on the Series F Preferred Stock and there is no participation in liquidation, dissolution or winding-up distribution of the assets of the Company. The shares of outstanding Series F Preferred Stock shall have the right to vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock such that the holders of the outstanding shares of Series F Preferred Stock shall always constitute sixty-six and two thirds of the voting rights of the Company. The voting rights of the Series F Preferred Stock are superior to the voting rights of the Series E Preferred Stock.

On January 29, 2019, the Company issued 1,000,000 shares of Series F Preferred Stock to the Company’s CEO for services. The shares were valued at $1 based on the estimated market value of the shares.

During the nine months ended March 31, 2019, the Company issued 1,062,493 shares of common stock for legal and consulting services valued at $18,670.

During the nine months ended March 31, 2019, the Company issued 21,600 shares of common stock and received cash proceeds of $21,600.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at March 31, 2019:

Convertible note issued March 31, 2015, maturing March 31, 2017, bearing interest at 10% per year, until maturity, then 25%. Convertible into common stock at a rate of $0.05 per share. In default as of April 1, 2017.	$36,340
Convertible note in the original principal amount of $85,465, issued June 30, 2015 and maturing June 30, 2017, bearing interest at 10% per year until maturity and 25% thereafter, and convertible into common stock at a rate of $0.05 per share. In default as of July 1, 2017.	85,465
Convertible note in the original principal amount of $277,208, issued September 30, 2015 and maturing September 30, 2018, bearing interest at 10% per year until maturity and 25% thereafter, and convertible into common stock at a rate of $0.05 per share	277,208
Convertible note in the original principal amount of $103,072, issued December 31, 2015 and maturing December 31, 2018, bearing simple interest at 10% per year until maturity and 25% thereafter, and convertible into common stock at a rate of $0.40 per share.	103,072
Convertible note in the original principal amount of $61,118, issued March 31, 2016 and maturing March 31, 2019, bearing simple interest at 10% per year until maturity and 25% thereafter, and convertible into common stock at a rate of a 60% discount to the volume weighted average price for the last five trading days prior to conversion.	61,118

Total convertible notes	$563,203

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company. The notes are unsecured and are in default.

NOTE 5 – DERIVATIVE LIABILITY

The conversion feature of certain convertible notes payable was accounted for as a derivative liability. The derivative liability at March 31, 2019, was calculated using the Black Scholes method over the expected terms of the convertible notes, with a risk free rate of 2.40% and volatility of 200%.

Included in the accompanying consolidated statements of operations is a loss arising from the change in fair value of the derivatives of $119,192 for the nine months ended March 31, 2019.

NOTE 6 – RELATED PARTY

The Company has been provided warehouse and office space by a shareholder for which $6,000 was paid during the nine months ended March 31, 2019.

The Company paid its chief executive officer, Simon Dawson, $10,000 during the nine months ended March 31, 2019 for compensation.

During the nine months ended March 31, 2019, the Company paid $10,000 to Dawson Racing, an entity owned by Simon and Ian Dawson, for sponsorship branding at Daytona Michelin Tire Test.

On January 29, 2019, the Company issued 1,000,000 shares of Series F Preferred Stock to the Simon Dawson in exchange for services. The shares were valued at $1 based on the estimated market value of the shares.

As of March 31, 2019, the Company has $73,040 in advances from a shareholder.  The advances bear no interest and have no repayment terms.

NOTE 7 – REVERSE ACQUISITION

On the Closing Date, we completed and closed the Acquisition under the Reorganization Agreement, entered into by and among by and among StemGen, D3esports and the Sellers pursuant to which D3esports became a wholly owned subsidiary of StemGen. Pursuant to the Reorganization Agreement, we acquired from the Sellers all of the issued and outstanding equity interests of D3esports in exchange for 39,631,587 shares of our common stock, par value $0.001 per share and 7,000,000 shares of Preferred Stock, par value $0.001 per share. As a result of the Acquisition, the Sellers, as the former shareholders of D3esports, became the controlling shareholders of the Company. The Acquisition was accounted for as a reverse merger notwithstanding it is legally a reverse acquisition. For accounting purposes, D3esports is the acquiring entity. Current and comparative consolidated financial statements include the accounts of D3esports since inception (May 1, 2018) and StemGen from the date of acquisition (January 29, 2019) (collectively, the “Company”).

The unaudited pro forma condensed statements of operations give effect to the Merger as if it had occurred on January 1, 2019 for the statement for the three months ended March 31, 2019 and as of July 1, 2018 for the statement for the nine months ended March 31, 2019. The unaudited pro forma consolidated statements of operations should be read in conjunction with (i) StemGen’s Annual Report on Form 10-K for the year ended June 30, 2018, as filed with the SEC on November 2, 2018, (ii) StemGen’s Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2019, included in this report, and (iii) D3’s audited financial statements for the period from inception (May 1, 2018) through June 30, 2018 included on StemGen’s Current Report on Form 8-K/A filed with the SEC on February 15, 2019.

The unaudited pro forma condensed financial statements are for illustrative purposes only and are not necessarily indicative of the financial results that would have occurred if the Merger had been consummated on the dates indicated, nor are they necessarily indicative of the financial position or results of operations in the future. The pro forma adjustments, as described in the accompanying notes, are based upon available information and certain assumptions that are believed to be reasonable as of March 31, 2019.

	Three Months Ended March 31, 2019
	StemGen As Reported	Pro Forma Adjustments	Pro Forma for Merger
LOSS FROM OPERATIONS	$(56,901)		$(56,901)

Other expense:
Interest expense	(19,820)	(9,910)	(29,730)
Loss on fair value of derivative liability	(119,192)		(119,192)

Net loss	$(195,913)	$ (9,910)	$(205,823)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)		$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	32,644,328		45,414,508

	Nine Months Ended March 31, 2019
	StemGen As Reported	Pro Forma Adjustments	Pro Forma for Merger
LOSS FROM OPERATIONS	$(167,505)	$ (17,750)	$(185,255)

Other expense:
Interest expense	(19,820)	(59,946)	(79,766)
Loss on fair value of derivative liability	(119,192)		(119,192)

Net loss	$(306,517)	$ (77,696)	$(384,213)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.02)		$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	14,239,912		45,048,411

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 5, 2019, the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

We were incorporated under the laws of the State of Delaware, August 18, 1992. Prior to the Acquisition (as defined below), we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). As a result of the Acquisition, we have ceased to be a “shell company” and will continue as a publicly traded company under the name StemGen, Inc. The existing business operations of D3esports, Inc. will continue as our wholly subsidiary.

On January 29, 2019 (the “Closing Date”), we completed and closed the acquisition (the “Acquisition”) under an Agreement and Plan of Reorganization (the “Reorganization Agreement”), entered into by and among by and among (i) StemGen, Inc.(“StemGen”); (ii) D3esports, Inc., a Wyoming corporation ( “D3esports”); (ii) and the shareholders of D3esportst (“Sellers”) pursuant to which D3esports became a wholly owned subsidiary of ours. Pursuant to the Reorganization Agreement, we acquired from the Sellers all of the issued and outstanding equity interests of D3esports in exchange for 39,631,587 shares of our common stock, par value $0.001 per share and 7,000,000 shares of Preferred Stock, par value $0.001 per share. As a result of the Acquisition, the Sellers, as the former shareholders of D3esports, became the controlling shareholders of the Company. The Acquisition was accounted for as a reverse merger notwithstanding it is legally a reverse acquisition. For accounting purposed, D3esports is the acquiring entity. Current and comparative consolidated financial statements include the accounts of D3esports since inception (May 1, 2018) and StemGen from the date of acquisition (January 29, 2019) (collectively, the “Company”).

D3esports was formed on May 1, 2018 and is based in Angleton, TX. D3esports plans to hold monthly time trial format competitions through an eSports platform that allows professional race car drivers and eSport athletes (gamer enthusiasts) to compete for a real experience in a race car and points that can be used to purchase products and services through our partners and

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended June 30, 2018 on Form 10-K.

Results of Operations

Nine months ended March 31, 2019

Revenue

We recognized revenue of $12,058 for the nine months ended March 31, 2019 related to the sales of gaming experiences and simulators.

Cost of Sales

We incurred costs of sales of $4,191 for the nine months ended March 31, 2019 related to the sales discussed above.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $155,372 for the nine months ended March 31, 2019 related to beginning operations of the Company, which included $70,000 for maintenance fees on the Mainline contract for the gaming website and $44,870 of professional and consulting fees.

Depreciation Expenses

We recognized depreciation expenses in the amount of $20,000 for the nine months ended March 31, 2019 related to the amortization of our website costs.

Interest Expense

We incurred interest expense of $19,820 for the nine months ended March 31, 2019 primarily related to statutory interest on convertible notes payable.

Loss on fair value of derivative liability

We incurred a loss of $119,192 for the nine months ended March 31, 2019 related to the change in fair value of the derivative liability.

Net Loss

We incurred a net loss of $306,517 for the nine months ended March 31, 2019 related to the items discussed above.

Liquidity and Capital Resources

At March 31, 2019, we had cash on hand of $14,244. The company has negative working capital of $1,228,256 as of March 31, 2019. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to obtain funds when we need them or that funds will be available on terms that are acceptable to the Company.

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

Item 4. Controls and Procedures Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of March 31, 2019, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of March 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management, including our principal executive officer and principal financial officer, who are the same person, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On the 1st day of February 2019, in 5 unrelated transactions, the Company issued 21,600 shares pursuant to five individual Stock Purchase Agreements.

The shares were issued without registration in reliance on the exemption in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The Company believes the exemption is available because the offering is made solely and only to the parties to the Stock Purchase Agreements described in this report following comprehensive due diligence investigation without any public offering or solicitation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of StemGen, Inc. (1)
3.2	Bylaws of StemGen, Inc. (1)
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and accounting officer (2)
32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer (2)
101	XBRL Interactive Data files (3),(4)

__________

(1)	Incorporated by reference to the Company’s Form S-1 filed on March 17, 2015.
(2)	Filed or furnished herewith.
(3)	To be submitted by amendment.
(4)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StemGen, Inc.

Date: June 6, 2019	By:	/s/ Simon Dawson
Simon Dawson
CEO and Chairman of the Board