Form 10-K
period 2019-06-30
StemGen, Inc.
filed 2019-11-19
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [_] No [X]

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

[_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [_] No [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2018 was $109,879.

There were 45,422,188 shares of the Registrant’s common stock outstanding as of November 18, 2019.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate offices at 1 Performance Drive, Suite F, Angleton, Texas 77515. Our telephone number is (832) 954-7569.

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

	High	Low
Fiscal Year Ended June 30, 2019
Quarter ended June 30, 2019	$2.00	$0.76
Quarter ended March 31, 2019	$2.00	$0.75
Quarter ended December 31, 2018	$0.75	$0.75
Quarter ended September 30, 2018	$1.10	$0.75

Fiscal Year Ended June 30, 2018
Quarter ended June 30, 2018	$2.00	$1.10
Quarter ended March 31, 2018	$2.00	$1.50
Quarter ended December 31, 2017	$2.25	$1.00
Quarter ended September 30, 2017	$1.00	$0.68

Holders

As of the date of this filing, there were 134 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on June 30, 2019, as quoted by OTC Markets Group, Inc., was $1.05. There were 45,422,188 shares of common stock issued and outstanding as of October 25, 2019. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Delaware contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended June 30, 2019, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of June 30, 2019.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	—

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	—

Preferred Stock

The Series A Convertible Preferred Stock has a par value of $0.001 and the number of shares constituting such class shall be unlimited. As of June 30, 2019, the Company has 6,000,000 shares of Series A Convertible Preferred Stock issued and outstanding. The Series A Convertible Preferred Stock has priority in liquidation and has a liquidation preference of $1 per share. The Series A Preferred Stock is convertible into shares of common stock at the option of the holder at a rate of three shares of common stock for each share of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock holders are not entitled to receive dividends and have no voting rights. The Series A Convertible Preferred Stock is redeemable by the Company at any time at $1 per share.

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

On January 29, 2019 (the “Closing Date”), we completed and closed the acquisition (the “Acquisition”) under an Agreement and Plan of Reorganization (the “Reorganization Agreement”), entered into by and among by and among (i) StemGen, Inc.(“StemGen”); (ii) D3esports, Inc., a Wyoming corporation (“D3esports”); (ii) and the shareholders of D3esports (“Sellers”) pursuant to which D3esports became a wholly owned subsidiary of ours. Pursuant to the Reorganization Agreement, we acquired from the Sellers all of the issued and outstanding equity interests of D3esports in exchange for 39,631,587 shares of our common stock, par value $0.001 per share and 6,000,000 shares of Preferred Stock, par value $0.001 per share. As a result of the Acquisition, the Sellers, as the former shareholders of D3esports, became the controlling shareholders of the Company. The Acquisition was accounted for as a reverse merger notwithstanding it is legally a reverse acquisition. For accounting purposes, D3esports is the acquiring entity. Current and comparative consolidated financial statements include the accounts of D3esports since inception (May 1, 2018) and StemGen from the date of acquisition (January 29, 2019) (collectively, the “Company”).

D3esports was formed on May 1, 2018 and is based in Angleton, TX. D3esports plans to hold monthly time trial format competitions through an eSports platform that allows professional race car drivers and eSport athletes (gamer enthusiasts) to compete for a real experience in a race car and points that can be used to purchase products and services through our partners.

On the 20th day of May 2019 we incorporated StemGen Connect in the State of Texas and issued 1,000,000 shares (50%) of common stock to The Learning Partnership.com Limited, 500,000 shares (25%) of common stock to D3esports Corp. and 500,000 shares (25%) of common stock to Dawson Racing, Inc. D3esports Corp. is a wholly owned subsidiary of StemGen, Dawson Racing, Inc. is an affiliate of Simon Dawson, the president and CEO of StemGen.

The Learning Partnership.com Trading Limited is a UK based company engaged in educational leadership, teaching and learner engagement creating a social learning platform division for education, www.DendriteConnect.com. Dendrite Connect empowers students, teachers and parents around the globe to engage in enrichment and collaboration learning environment, programs, challenges, projects and careers. Dendrite Connect enables collaboration between its members through content sharing, chat forums and networks of users and career opportunities tailored to each member as they journey through education.

A joint venture agreement was entered into among the shareholders of StemGen Connect to integrate the technologies from the three companies, into a single virtual-to-real motorsports-based Science, Technology, Engineering and Mathematics (STEM) enrichment and collaboration learning environment to drive the launch of an esports competition for school networks and their students.

Plan of Operations

Overview. Our plan of operation is the business plan of D3esports, D3esports intends to gain year-round visibility by using a reputable eSport events company with knowledge in the traditional sports and Global education space to host ongoing virtual racing for corporate mentors and competitions with the top driver(s) at the end of the season earning the opportunity to compete against professional drivers and a chance to drive a real race car.

Our primary operation is to be the community offering and management of our online competitions in the motorsports arena but not confined to just one sport. We plan to expand to other sports in the future. The USP for D3esports is the Virtual to Real experience.  We are negotiating agreements with third-party providers to manage our competition and Microsoft, currently the sole platform of competition to which we also plan to expand into other.

With growing partnerships from component providers in the gaming and eSport space we plan to build and sell professional simulators linking to a points/rewards platform.

Sales and Marketing. Our Marketing is through monthly press releases and social media on Facebook and Instagram coupled with our 24/7 time trial competition with online advertising for sponsors.

Research and Development. We do not currently develop electronic games. We are focused on forming agreements with the best games and virtual racing platforms in the world to optimize the experience but to familiarize the competitor.  We are building the ultimate experience to our offering which is a connection to real drivers, engineers our partners technology by hosting eSports tournaments to connect the virtual to real and for the fastest to have the opportunity to passenger or drive a real race car on a real track.  Through our partnership and internal research we are moulding our competition to the gamer. (gamer focused).  We are negotiating contracts for competition management with third-party providers and licensing agreements with Microsoft to run with Xbox and Forza 7 Motorsport to add to our intellectual properties. Additionally, we are in talks with app. developers for ease of competition registration and entry.

Intellectual Property. We are negotiating agreements with third-party providers to offer the best experience from green to checkered flag.  There shall be more agreements with component supplies for our Professional simulator and race team in the future.

Competition. The business of eSports is highly competitive and rapidly growing. Our ability to compete depends upon many factors within and outside our control, including the timely development and introduction of the racing competition which is based a time-trial format to played 24/7 with the Forza 7 Motorsports, played on Xbox and PC.

As we expand and add more motorsports platforms (partnerships) and sports to D3esports we publish and market, and the related enhancements, functionality, performance, reliability, customer service and support and marketing efforts. Due to the relatively low barriers to entry in the eSports market, we expect additional competition from other emerging companies but we have structured a virtual to real offering which can be added to professional team, sim centre and other games companies, we are simply offering a path to pro and enhance the gamers experience to relate tot eh real world through virtual competition. Many of our existing and potential competitors are substantially larger than us and have significantly greater financial, technical and marketing resources that will compete for available users, developers & talent.  With our partnerships, a large number of competitors are in house. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the publishing and promotion of their eSports competitions. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition..  We have taken our time to see what competitors are producing and letting them launch before us, so they are committed to a path.  As they are larger companies their ability to change direction is not as fast as us with a tighter, smaller group.

We believe we do not have adequate funds to fully execute the D3esports business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all state, federal and SEC requirements are met.

As of June 30, 2019, we had cash on hand of $2,751.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

For the fiscal year ended June 30, 2019, the Company had a net loss of $425,510 and negative cash flow from operations of $105,091. As of June 30, 2019, the Company has negative working capital of $1,257,249.

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

Fiscal year ended June 30, 2019 compared to the period from inception (May 1, 2018) through June 30, 2018

Revenue and Cost of Revenue

For the year ended June 30, 2019, we recognized revenue of $22,058 and associated costs of revenue of $8,510 as a result of commencing operations after the reverse acquisition. There was no revenue or cost of revenue in the comparable period of 2018.

General and Administrative Expenses

We recognized general and administrative expenses of $196,734 and $1,995 for the year ended June 30, 2019 and the period from inception (May 1, 2018) through June 30, 2018, respectively. The increase in general and administrative expense was primarily the result of increased consulting, legal and accounting expenses as a result of commencing operations.

Amortization

We recognized amortization of $60,000 during the year ended June 30, 2019 related to amortization of website development costs.

Interest Expense

We recognized interest expense $57,401 for the year ended June 30, 2019. The increase in interest expense was the result of debt assumed in the reverse acquisition.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments was a loss of $124,923 for the year ended June 30, 2019 as a result of the change in market value of derivatives acquired in the reverse acquisition.

Net Loss

We incurred a net loss of $425,510 for the year ended June 30, 2019 as compared to a net loss of $1,995 for the period from inception (May 1, 2018) through June 30, 2018. The increase in the net loss was primarily the result of the increase in general and administrative expense, interest expense and change in fair value of derivative instruments.

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

We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $1,257,249.

As of June 30, 2019, we had cash on hand of $2,751. We do not have an adequate amount of cash on hand to fund our future operations.

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2019 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2019. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2019, the Company had a net loss of $425,510 and we had negative cash flow from operations of $105,091. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

June 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of StemGen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of StemGen, Inc. (the Company) as of June 30, 2019 and 2018, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended June 30, 2019 and for the period from May 1, 2018 (inception) through June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019and 2018, and the results of its operations and its cash flows for the year ended June 30, 2019, and for the period from May 1, 2018 (inception) through June 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

November 18, 2019

STEMGEN, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	June 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$2,751	$20,025
Total current assets	2,751	20,025

Property and Equipment
Vehicles – race cars	387,450	387,450
Website design	60,000	60,000
	447,450	447,450
Less: Accumulated amortization	(60,000)	—
Property and Equipment, net	387,450	447,450

TOTAL ASSETS	$390,201	$467,475

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$180,988	$20,000
Advances from shareholder	102,257	—
Accrued interest payable	288,629	—
Convertible notes payable to shareholder	563,203	—
Derivative liabilities	124,923	—
Total current liabilities	1,260,000	20,000

Commitments

Stockholders’ Equity (Deficit)
Preferred Stock, 8,000,000 shares authorized:
Series A Preferred Stock, par value $.001, 6,000,000 shares and 1,000,000 shares issued and outstanding at June 30, 2019 and 2018, respectively, liquidation preference of $6,000,000 and $1,000,000 at June 30, 2019 and 2018, respectively	6,000	1,000
Series E Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at June 30, 2019	1	—
Series F Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at June 30, 2019	1	1
Common Stock, par value $.001, 100,000,000 shares authorized, 45,422,188 shares and 4,706,508 shares issued and outstanding at June 30, 2019 and 2018, respectively	45,422	8,875
Additional Paid-in Capital (Deficit)	(493,718)	439,594
Accumulated deficit	(427,505)	(1,995)
Total Stockholders’ Equity (Deficit)	(869,799)	447,475

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$390,201	$467,475

The accompanying notes are an integral part of these consolidated financial statements.

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30, 2019	Period from May 1, 2018 (inception) through June 30, 2018

Revenue	$22,058	$—

Operating expense:
Cost of revenue	8,510	—
General and administrative expenses	196,734	1,995
Depreciation and amortization	60,000	—
Total operating expense	265,244	1,995

Loss from operations	(243,186)	(1,995)

Interest expense	(57,401)	—
Loss on fair value of derivative liability	(124,923)	—

Net loss	$(425,510)	$(1,995)

Net loss per share – basic and diluted	$(0.02)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	24,446,775	7,202,729

The accompanying notes are an integral part of these consolidated financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from May 1, 2018 (inception) through June 30, 2019

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, May 1, 2018	—	$—	—	$—	1,000,000	$1	5,166,663	$5,167	$(4,169)	$—	$999

Founder’s shares issued	—	—	—	—	—	—	996,463	997	—	—	997
Common stock and Preferred stock issued for cash	1,000,000	1,000	—	—	—	—	282,682	282	58,742	—	60,024
Common stock issued for race cars	—	—	—	—	—	—	2,429,326	2,429	385,021	—	387,450
Net loss	—	—	—	—	—	—	—	—	—	(1,995)	(1,995)
Balance, June 30, 2018	1,000,000	$1,000	—	$—	1,000,000	$1	8,875,134	$8,875	$439,594	$(1,995)	$447,475

Common stock issued for services	—	—	—	—	—	—	1,062,493	1,062	17,608	—	18,670
Common stock issued for cash	—	—	—	—	—	—	21,600	22	21,578	—	21,600

Acquisition of StemGen in reverse merger	6,000,000	6,000	1,000,000	1	—	—	35,462,961	35,463	(1,023,498)	—	(982,034)
Preferred stock canceled	(1,000,000)	(1,000)	—	—	—	—	—	—	1,000	—	—
Legal fees paid by shareholder	—	—	—	—	—	—	—	—	50,000	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	(425,510)	(425,510)

Balance, June 30, 2019	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,422,188	$45,422	$(493,718)	$(427,505)	$(869,799)

The accompanying notes are an integral part of these consolidated financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2019	Period from May 1, 2018 (inception) through June 30, 2018

Cash flow from operating activities:
Net loss	$(425,510)	$(1,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Founders shares issued for expenses	—	1,995
Depreciation and amortization	60,000	—
Common stock issued for services	18,670	—
Preferred stock issued for services	1	—
Legal fees paid by shareholder	50,000	—
Amortization of discount on convertible notes payable	458	—
Loss on fair value of derivative liability	124,923	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	66,367	—
Net cash used in operating activities	(105,091)	—

Cash flows from investing activities:
Website design	—	(40,000)
Net cash used in investing activities	—	(40,000)

Cash flows from financing activities:
Advances from shareholder	66,217	—
Proceeds from issuance of common stock	21,600	60,025
Net cash provided by financing activities	87,817	60,025

Net change in cash	(17,274)	20,025

Cash and equivalents, beginning of period	20,025	—

Cash and equivalents, end of period	$2,751	$20,025

Schedule of non-cash investing and financing activities:
Contribution of race cars for common stock	$—	$387,450
Accounts payable for website design	$—	$20,000

The accompanying notes are an integral part of these consolidated financial statements

STEMGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

On January 29, 2019 (the “Closing Date”), we completed and closed the acquisition (the “Acquisition”) under an Agreement and Plan of Reorganization (the “Reorganization Agreement”), entered into by and among by and among (i) StemGen, Inc.(“StemGen”); (ii) D3esports, Inc., a Wyoming corporation (“D3esports”); (ii) and the shareholders of D3esports (“Sellers”) pursuant to which D3esports became a wholly owned subsidiary of ours. Pursuant to the Reorganization Agreement, we acquired from the Sellers all of the issued and outstanding equity interests of D3esports in exchange for 39,631,587 shares of our common stock, par value $0.001 per share and 6,000,000 shares of Preferred Stock, par value $0.001 per share. As a result of the Acquisition, the Sellers, as the former shareholders of D3esports, became the controlling shareholders of the Company. The Acquisition was accounted for as a reverse merger notwithstanding it is legally a reverse acquisition. For accounting purposes, D3esports is the acquiring entity. Current and comparative consolidated financial statements include the accounts of D3esports since inception (May 1, 2018) and StemGen from the date of acquisition (January 29, 2019) (collectively, the “Company”).

D3esports was formed on May 1, 2018 and is based in Angleton, TX. D3esports plans to hold monthly time trial format competitions through an eSports platform that allows professional race car drivers and eSport athletes (gamer enthusiasts) to compete for a real experience in a race car and points that can be used to purchase products and services through our partners.

On the 20th day of May 2019 we incorporated StemGen Connect in the State of Texas and issued 1,000,000 shares (50%) of common stock to The Learning Partnership.com Limited, 500,000 shares (25%) of common stock to D3esports Corp. and 500,000 shares (25%) of common stock to Dawson Racing, Inc. D3esports Corp. is a wholly owned subsidiary of StemGen, Dawson Racing, Inc. is an affiliate of Simon Dawson, the president and CEO of StemGen.

The Learning Partnership.com Trading Limited is a UK based company engaged in educational leadership, teaching and learner engagement creating a social learning platform division for education, www.DendriteConnect.com. Dendrite Connect empowers students, teachers and parents around the globe to engage in enrichment and collaboration learning environment, programs, challenges, projects and careers. Dendrite Connect enables collaboration between its members through content sharing, chat forums and networks of users and career opportunities tailored to each member as they journey through education.

A joint venture agreement was entered into among the shareholders of StemGen Connect to integrate the technologies from the three companies, into a single virtual-to-real motorsports-based Science, Technology, Engineering and Mathematics (STEM) enrichment and collaboration learning environment to drive the launch of an esports competition for school networks and their students.  There has been no activity in this joint venture or StemGen Connect as of June 30, 2019.

Principles of Consolidation. The consolidated financial statements include the accounts of StemGen, and its subsidiaries, which are majority owned by StemGen In accordance with ASC 810-10-05. All significant inter-company transactions and balances have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the financial statements.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Property and Equipment – Property and equipment consists of vehicles and website design.  The vehicles are three race cars which were contributed as capital at the inception of the Company and recorded at their estimated fair value.  Depreciation on the race cars will be recorded on a straight-line basis over seven years once operations commence.

Website design consists primarily of the cost of a contract with Mainline, an Esports provider, for the design of an esports website and platform for the Company. The Company has terminated its association with Mainline and the website was taken down effective October 2019, therefore, the contract cost of $60,000 has been fully amortized during the year ended June 30, 2019.

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

Earnings (Loss) per Common Share – The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. The basic earnings (loss) per common share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. As of June 30, 2019, there were 31,009,330 potentially dilutive shares related to convertible debt, accrued interest and Series A Preferred Stock.

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

Financial Instruments – The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2019 and 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Recently Issued Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2020, with earlier adoption permitted. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company is evaluating the impact of this new standard on its financial position, results of operations, cash flows and related disclosures.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2019, the Company had a net loss of $425,510. As of June 30, 2019, the Company had negative working capital of $1,257,249. Management does not anticipate having positive cash flow from operations in the near future.

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

NOTE 3 – COMMITMENTS

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

NOTE 4 – EQUITY

On January 29, 2019, the holder of the Series A Convertible Preferred Stock returned 1,000,000 shares to the Company, and the Company canceled those shares.

There are 8,000,000 shares of preferred stock authorized. The board of directors has designated two series of preferred stock as described below.

The Series A Convertible Preferred Stock has a par value of $0.001 and the number of shares constituting such class shall be unlimited. As of June 30, 2019, the Company has 6,000,000 shares of Series A Convertible Preferred Stock issued and outstanding. The Series A Convertible Preferred Stock has priority in liquidation and has a liquidation preference of $1 per share. The Series A Preferred Stock is convertible into shares of common stock at the option of the holder at a rate of three shares of common stock for each share of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock holders are not entitled to receive dividends and have no voting rights. The Series A Convertible Preferred Stock is redeemable by the Company at any time at $1 per share.

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

During the year ended June 30, 2019, the Company issued 1,062,493 shares of common stock for legal and consulting services valued at $18,670.

During the year ended June 30, 2019, the Company issued 21,600 shares of common stock and received cash proceeds of $21,600.

NOTE 5 – INCOME TAXES

The deferred tax asset as of June 30, 2019 and 2018 was approximately $460,000 and $400, respectively, offset by valuation allowances of the same amount resulting in a deferred tax asset of $0 at both June 30, 2019 and 2018. There is no income tax provision for the year ended June 30, 2019 and for the period from inception (May 1, 2018) through June 30, 2018 due to the change in the valuation allowance. The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance. At June 30, 2019 the Company had an unused net operating loss carry over approximating $2,180,000, that is potentially available to offset future taxable income, which expires beginning 2028.

The Company has not filed its Federal tax returns for 2009-2019 and could be subject to penalty for its delinquency. Additionally, the availability of its net operating loss may be subject to adjustment or restriction due to the change in control of the Company during 2019.

NOTE 6 – CONVERTIBLE NOTES PAYABLE TO SHAREHOLDER

Convertible notes payable consisted of the following at June 30, 2019:

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

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company. The notes are unsecured and are in default.  As of June 30, 2019, there was $288,629 of accrued interest related to these notes. For the year ended June 30, 2019, the Company recorded interest expense of $57,401 related to these notes.

NOTE 7 – DERIVATIVE LIABILITY

The conversion feature of certain convertible notes payable was accounted for as a derivative liability. The derivative liability at June 30, 2019, was calculated using the Black Scholes method over the expected terms of the convertible notes, with a risk free rate of 2.40% and volatility of 200%.

Included in the accompanying consolidated statements of operations is a loss arising from the change in fair value of the derivatives of $124,923 for the year ended June 30, 2019.

NOTE 8 – RELATED PARTY

The Company has been provided warehouse and office space by an entity owned by Simon Dawson for which $6,000 was paid during the year ended June 30, 2019.  Subsequent to June 30, 2019, the Company paid this entity $6,000 for warehouse and office space.

The Company paid its chief executive officer, Simon Dawson, $10,000 during the year ended June 30, 2019 for compensation. Subsequent to June 30, 2019, the Company paid Simon Dawson $1,500.

During the year ended June 30, 2019, the Company paid $10,000 to Dawson Racing, an entity owned by Simon and Ian Dawson, for sponsorship branding at Daytona Michelin Tire Test.

During 2018, in conjunction with the formation of D3esports, Simon and Ian Dawson were issued 998 and 997 shares, respectively, of common stock valued at $1 per share in exchange for services.

In conjunction with the reverse merger, the Company issued 1,000,000 shares of Series F Preferred Stock to the Simon Dawson in exchange for services. The shares were valued at $1 based on the estimated market value of the shares.

During the year ended June 30, 2019, a shareholder of the Company transferred 50,000 shares of common stock to an attorney to pay $50,000 in legal fees on behalf of the Company. The payment was recorded as an increase in additional paid-in capital.

As of June 30, 2019, the Company has $102,257 in advances from a shareholder.  The advances bear no interest and have no repayment terms.

NOTE 9 – REVERSE ACQUISITION

On the Closing Date, we completed and closed the Acquisition under the Reorganization Agreement, entered into by and among by and among StemGen, D3esports and the Sellers pursuant to which D3esports became a wholly owned subsidiary of StemGen. Pursuant to the Reorganization Agreement, we acquired from the Sellers all of the issued and outstanding equity interests of D3esports in exchange for 39,631,587 shares of our common stock, par value $0.001 per share and 6,000,000 shares of Preferred Stock, par value $0.001 per share. As a result of the Acquisition, the Sellers, as the former shareholders of D3esports, became the controlling shareholders of the Company. The Acquisition was accounted for as a reverse merger notwithstanding it is legally a reverse acquisition. For accounting purposes, D3esports is the acquiring entity. Current and comparative consolidated financial statements include the accounts of D3esports since inception (May 1, 2018) and StemGen from the date of acquisition (January 29, 2019) (collectively, the “Company”).

The unaudited pro forma condensed statements of operations give effect to the Merger as if it had occurred on July 1, 2018 for the statement for the year ended June 30, 2019.

The unaudited pro forma condensed financial statements are for illustrative purposes only and are not necessarily indicative of the financial results that would have occurred if the Merger had been consummated on the dates indicated, nor are they necessarily indicative of the financial position or results of operations in the future. The pro forma adjustments, as described in the accompanying notes, are based upon available information and certain assumptions that are believed to be reasonable as of June 30, 2019.

	Year Ended June 30, 2019
	StemGen As Reported	Pro Forma Adjustments	Pro Forma for Merger
LOSS FROM OPERATIONS	$(243,186)	$(17,750)	$(260,936)

Other expense:
Interest expense	(57,401)	(59,946)	(117,347)
Loss on fair value of derivative liability	(124,923)		(124,923)

Net loss	$(425,510)	$(77,696)	$(503,206)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.02)		$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	24,446,775		45,141,599

NOTE 10 – SUBSEQUENT EVENT

The Company’s contract with Mainline was canceled subsequent to year end.

On August 2, 2019, the Company sold 7,000 shares of common stock for $7,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accounts

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the year ended June 30, 2019.

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

As of June 30, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Prior to the Acquisition, Mr. John David Walls served as director, president, secretary, and treasurer of the Company. Upon the closing of the Acquisition, Mr. Simon Dawson became the sole director, president, treasurer and secretary of the Company.

Upon closing of the Acquisition, our executive officers and directors are:

NAME	AGE	POSITION(S)	DATE ELECTED OR APPOINTED
Simon Dawson	37	Director, President, Secretary, and Treasurer	January 29, 2019

Biographies

Simon Dawson joined his father on the Project Libra Race program, which developed the Radical Ford Eco Boost race engine and its first race car in 2012.

This led to his permanent move from North Carolina to Houston to develop a full Radical dealership and track day business, which he runs with his father today.

Over the last six years, Simon and his father have enjoyed great success with Radical Texas selling track day cars, track day experiences and along the way, testing and developing the cars and technologies that will bring them race championships well into the future.

The driving force behind Simon’s passion for motorsports is family, and the dream of making racing an obtainable pastime and sport for all families and inspire the future linking the real and virtual worlds with an investment into eSport for the ultimate experience.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” None of our directors are independent directors under the applicable standards of the SEC and the NASDAQ stock market.

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

Our Board of Directors is comprised of solely of Mr. Dawson who is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST, AND SIMILAR MATTERS.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended June 30, 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Simon Dawson CEO	2019 2018	10,000 —	— —	$1 —	— —	— —	— —	16,000 —	26,001 —

OUTSTANDING EQUITY AWARDS AT JUNE, 30, 2019

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Simon Dawson	—	—	—	—	—	—	—	—	—

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors.

Our Board of Directors is comprised of Simon Dawson. Mr. Dawson also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended June 30, 2019 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 30, 2019, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, voting preferred stock or convertible preferred stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Acquisition, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

	Number of Shares of Capital Stock Beneficially Owned (1)		Percentage Ownership (3)
Name and Address of Beneficial Owner	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Landor Investment Corp. (6) Calle 65 Esta, San Francisco, Local No. 35 Panama City, Panama	10,105,339	1,000,000(4)	22.25%	100%

Simon Dawson 1 Performance Drive, Suite F Angleton, TX 77515	5,166,663	1,000,000(8)	11.38%	100%

Ian Dawson 1 Performance Drive, Suite F Angleton, TX 77515	5,166,663	-0-	11.38%	-0-

Recycled Capital(6) 5712 Southwest Fwy. Houston, Texas 77057-7508	2,050,000	6,000,000(5)	4.99%	100%

John Pritzlaff 622 Cliffgate Lane Castle Rock Colorado 80108	7,500,000	-0-	16.52%	-0-

Hampton Bay Trading Corp.(7) 2500 Wilcrest Dr., Suite 300 Houston, Texas 77042	4,388,890	-0-	9.88%	-0-

All executive officers and directors as a group (one person)	5,166,663	1,000,000	11.38%	100%

(1)         Under Rule 13d-3 under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock outstanding on January 29, 2019.

(2)         In addition to common stock, Landor Investment Corp. owns 1,000,000 shares of series E preferred stock. The Series E preferred stock has a par value of $0.000001, does not vote because of the superior voting rights of the Series E Preferred Stock, ranks subordinate to the Company’s common stock and Series F Preferred Stock and is not entitled to participate in distributions of assets upon liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary.

(3)         Our calculation of the percentage of beneficial ownership is based on 45,422,188 shares of common stock, 6,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series E Preferred Stock and 1,000,000 shares of Series F Preferred Stock outstanding as of June 30, 2019.

(4)         Represents Series E preferred stock

(5)         Represents Series A preferred stock, each convertible to 3 shares of common stock. The number of shares of the common stock held as of the date hereof is 4.99% of the total outstanding because. all the convertible preferred stock are subject to a conversion cap of 4.99% of the total outstanding. Therefore, the holder of the preferred stock does not have the “right” to hold more than the amount of the cap as expressed by the Commission’s amicus curiae brief in the case of Mark Levy v. Southbrook International Investments, Ltd. (2 nd Cir. Mar 31, 2001). In addition to these shares, Lead Enterprises, Inc. holds several convertible promissory notes which are convertible into a total of approximately 9,622,466 shares of common stock of the Company, all subject to the 4.99% limitation.

(6)         Robert Wilson is the natural person who exercises the sole voting and or dispositive powers with respect to the shares of Recycled Capital Corp.

(7)         Robert Sonfield is the natural person who exercises the sole voting and or dispositive powers with respect to the shares of Hampton Bay Trading Corp.

(8)         Represents Series F preferred stock

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

LBB & Associates LTD., LLP (LBB) served as independent auditors for the audits of fiscal years ended June 30, 2019 and 2018.

The following table summarize the fees billed to the Company by its independent accountants, LBB, for the years ended June 30, 2019and 2018:

	2019	2018
Audit Fees	$34,900	$16,900

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$34,900	$16,900

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit	Description
3.1	Restated Certificate of Incorporation of StemGen, Inc. (1)
3.2	Bylaws of StemGen, Inc. (1)
10.1	Letter of Intent between the company and D3sports dated October 17, 2018 (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (3)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (3)
101	XBRL Interactive Data (4)

______________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on March 17, 2015.
(2)	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on November 2, 2018.
(3)	Filed or furnished herewith.
(4)	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

StemGen, Inc.

Date: November 19, 2019	BY: /s/ Simon Dawson
Simon Dawson
CEO and Chairman of the Board