Form 10-Q
period 2019-09-30
StemGen, Inc.
filed 2019-12-19
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 8, 2019, there were 45,429,188 shares of common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “SGNI,” “our,” and “us” refers to StemGen, Inc., a Delaware corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMGEN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	June 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$233	$2,751
Total current assets	233	2,751

Property and Equipment
Vehicles – race cars	387,450	387,450
Website design	60,000	60,000
	447,450	447,450
Less accumulated amortization	(60,000)	(60,000)
	387,450	387,450

TOTAL ASSETS	$387,683	$390,201

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$172,151	$180,988
Advance from shareholder	114,757	102,257
Accrued interest payable	323,829	288,629
Convertible notes payable	563,203	563,203
Derivative liability	130,654	124,923
Total current liabilities	1,304,594	1,260,000

Commitments

Stockholders’ Deficit
Preferred Stock; 8,000,000 shares authorized	—	—
Series A Convertible Preferred Stock, par value $0.001; 6,000,000 shares issued and outstanding at September 30, 2019 and June 30, 2019; liquidation preference of $6,000,000	6,000	6,000
Series E Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at September 30, 2019 and June 30, 2019	1	1
Series F Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at September 30, 2019 and June 30, 2019	1	1
Common Stock; par value $0.001; 100,000,000 shares authorized, 45,429,188 and 45,422,188 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	45,429	45,422
Additional paid-in capital	(486,725)	(493,718)
Accumulated deficit	(481,617)	(427,505)
Total stockholders’ deficit	(916,911)	(869,799)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$387,683	$390,201

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018

Revenue	$—	$—

Operating expense:
General and administrative expenses	13,181	49,586

Loss from operations	(13,181)	(49,586)

Interest expense	(35,200)	—
Loss on fair value of derivative liability	(5,731)	—

Net loss	$(54,112)	$(49,586)

Net loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	45,426,677	9,926,078

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended September 30, 2019 and 2018

(Unaudited)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,422,418	$45,422	$(493,718)	$(427,505)	$(869,799)

Common stock issued for cash	—	—	—	—	—	—	7,000	7	6,993	—	7,000
Net loss	—	—	—	—	—	—	—	—	—	(54,112)	(54,112)

Balance, September 30, 2019	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,429,188	$45,429	$(486,725)	$(481,617)	$(916,911)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2018	1,000,000	$1,000	—	$—	1,000,000	$1	8,875,134	$8,876	$439,593	$(1,995)	$447,475

Common stock issued for services	—	—	—	—	—	—	1,062,493	1,062	17,608	—	18,670
Net loss	—	—	—	—	—	—	—	—	—	(49,586)	(49,586)

Balance, September 30, 2018	1,000,000	$1,000	—	$—	1,000,000	$1	9,937,627	$9,938	$457,201	$(51,581)	$416,559

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended
	September 30, 2019	September 30, 2018

Cash flow from operating activities:
Net loss	$(54,112)	$(49,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	5,000
Common stock issued for services	—	18,670
Change in fair value of derivative liability	5,731	—
Change in accrued interest payable	35,200	—
Change in accounts payable and accrued liabilities	(8,837)	(8,609)
Net cash used in operating activities	(22,018)	(34,525)

Cash flows from financing activities:
Proceeds from sale of common stock	7,000	—
Proceeds from advances	12,500	14,500
Net cash provided by financing activities	19,500	14,500

Net change in cash	(2,518)	(20,025)

Cash and equivalents, beginning of period	2,751	20,025

Cash and equivalents, end of period	$233	$—

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – We were incorporated under the laws of the State of Delaware as D3esports on May 1, 2018. We are based in Angleton, TX. D3esports plans to hold monthly time trial format competitions through an eSports platform that allows professional race car drivers and eSport athletes (gamer enthusiasts) to compete for a real experience in a race car and points that can be used to purchase products and services through our partners. As a result of the Acquisition, we will continue as a publicly traded company under the name StemGen, Inc. The existing business operations of D3esports, Inc. will continue as our wholly subsidiary.

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

A joint venture agreement was entered into among the shareholders of StemGen Connect to integrate the technologies from the three companies, into a single virtual-to-real motorsports-based Science, Technology, Engineering and Mathematics (STEM) enrichment and collaboration learning environment to drive the launch of an esports competition for school networks and their students.  There has been no activity in this joint venture or StemGen Connect as of September 30, 2019.

Principles of Consolidation. The consolidated financial statements include the accounts of StemGen, and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Interim Financial Statements – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2019 and notes thereto and other pertinent information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2020.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2019, the Company had a net loss of $54,112. As of September 30, 2019, the Company had negative working capital of $1,304,361. Management does not anticipate having positive cash flow from operations in the near future.

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

NOTE 4 – EQUITY

During the three months ended September 30, 2019, the Company issued 7,000 shares of common stock and received cash proceeds of $7,000.

During the three months ended September 30, 2018, the Company issued 1,062,493 shares of common stock for legal and consulting services valued at $18,670.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at September 30, 2019:

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

NOTE 6 – DERIVATIVE LIABILITY

The conversion feature of certain convertible notes payable was accounted for as a derivative liability. The derivative liability at September 30, 2019, was calculated using the Black Scholes method over the expected terms of the convertible notes, with a risk free rate of 2.40% and volatility of 200%.

During the three months ended September 30, 2019, the Company recognized a loss of $5,731 for the change in fair value of derivative.

NOTE 7 – RELATED PARTY

The Company has been provided warehouse, office space and other organizational expenses by its chief executive officer, Simon Dawson, for which $7,500 and $5,000 was paid during the three month periods ending September 30, 2019 and 2018, respectively.

As of September 30, 2019 and June 30, 2019, the Company has $114,757 and $102,257, respectively, in advances from a shareholder. The advances bear no interest and have no repayment terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

We were incorporated under the laws of the State of Delaware as D3esports on May 1, 2018. We are based in Angleton, TX. D3esports plans to hold monthly time trial format competitions through an eSports platform that allows professional race car drivers and eSport athletes (gamer enthusiasts) to compete for a real experience in a race car and points that can be used to purchase products and services through our partners. As a result of the Acquisition, we will continue as a publicly traded company under the name StemGen, Inc. The existing business operations of D3esports, Inc. will continue as our wholly subsidiary.

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

A joint venture agreement was entered into among the shareholders of StemGen Connect to integrate the technologies from the three companies, into a single virtual-to-real motorsports-based Science, Technology, Engineering and Mathematics (STEM) enrichment and collaboration learning environment to drive the launch of an esports competition for school networks and their students.  There has been no activity in this joint venture or StemGen Connect as of September 30, 2019.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended June 30, 2019 on Form 10-K.

Results of Operations

Three months ended September 30, 2019 and 2018

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $13,181 for the three months ended September 30, 2019 compared to $49,586 for the comparable period of 2018. The prior year expense included certain start-up expenses of the Company which were not recurring.

Interest Expense

We incurred interest expense of $35,200 for the three months ended September 30, 2019 primarily related to statutory interest on convertible notes payable.

Net Loss

We incurred a net loss of $54,112 for the three months ended September 30, 2019 compared to a loss of $49,586 for the comparable period of 2018 related to the items discussed above.

Liquidity and Capital Resources

At September 30, 2019, we had cash on hand of $233. The company has negative working capital of $1,304,361 as of September 30, 2019. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to obtain funds when we need them or that funds will be available on terms that are acceptable to the Company.

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

Item 4. Controls and Procedures Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of September 30, 2019, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On the 2nd day of August 2019, in three unrelated transactions, the Company issued 7,000 shares pursuant to three individual Stock Purchase Agreements.

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

StemGen, Inc.

Date: December 18, 2019	By:	/s/ Simon Dawson
Simon Dawson
CEO and Chairman of the Board