Form 10-Q
period 2019-12-31
StemGen, Inc.
filed 2020-02-27
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 19, 2020, there were 45,429,188 shares of common stock issued and outstanding.

EXPLANATION

This Form 10-Q has not been reviewed by our PCAOB registered auditor because the PCAOB registration of our auditor has been withdrawn. As a result, we have selected a new auditor, however, the PCAOB registration of the new auditor is pending approval.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMGEN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2019	June 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$990	$2,751
Total current assets	990	2,751

Property and Equipment
Vehicles – race cars	387,450	387,450
Website design	—	60,000
	387,450	447,450
Less accumulated amortization	—	(60,000)
	387,450	387,450

TOTAL ASSETS	$388,440	$390,201

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$185,241	$180,988
Advance from shareholder	118,267	102,257
Advance from related party	5,000	—
Accrued interest payable	359,029	288,629
Convertible notes payable	563,203	563,203
Derivative liability	136,378	124,923
Total current liabilities	1,367,118	1,260,000

Commitments

Stockholders’ Deficit
Preferred Stock; 8,000,000 shares authorized	—	—
Series A Convertible Preferred Stock, par value $0.001; 6,000,000 shares issued and outstanding at September 30, 2019 and June 30, 2019; liquidation preference of $6,000,000	6,000	6,000
Series E Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at September 30, 2019 and June 30, 2019	1	1
Series F Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at September 30, 2019 and June 30, 2019	1	1
Common Stock; par value $0.001; 100,000,000 shares authorized, 45,429,188 and 45,422,188 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	45,429	45,422
Additional paid-in capital	(486,725)	(493,718)
Accumulated deficit	(543,384)	(427,505)
Total stockholders’ deficit	(978,678)	(869,799)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$388,440	$390,201

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months and Six Months Ended December 31, 2019 and 2018

(Unaudited)

	Six Months Ended December 31,		Three Months Ended December 31,
	2019	2018	2019	2018

Revenue	$1,750	$10,000	$1,750	$10,000

Operating expense:
Cost of revenue	—	4,191	—	4,191
General and administrative expenses	35,774	116,413	22,593	66,827

Loss from operations	(34,024)	(110,604)	(20,843)	(61,018)

Interest expense	(70,400)	—	(35,200)	—
Loss on fair value of derivative liability	(11,455)	—	(5,724)	—

Net loss	$(115,879)	$(110,604)	$(61,767)	$(61,018)

Net loss per share – basic and diluted	$(0.00)	(0.01)	$(0.00)	(0.01)
Weighted average number of common shares outstanding – basic and diluted	45,427,933	9,931,853	45,429,188	9,937,627

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months and Six Months Ended December 31, 2019 and 2018

(Unaudited)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,422,418	$45,422	$(493,718)	$(427,505)	$(869,799)

Common stock issued for cash	—	—	—	—	—	—	7,000	7	6,993	—	7,000
Net loss	—	—	—	—	—	—	—	—	—	(54,112)	(54,112)

Balance, September 30, 2019	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,429,188	$45,429	$(486,725)	$(481,617)	$(916,911)

Net loss	—	—	—	—	—	—	—	—	—	(61,767)	(61,767)

Balance, December 31, 2019	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,429,188	$45,429	$(486,725)	$(543,384)	$(978,678)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2018	1,000,000	$1,000	—	$—	1,000,000	$1	8,875,134	$8,876	$439,593	$(1,995)	$447,475

Common stock issued for services	—	—	—	—	—	—	1,062,493	1,062	17,608	—	18,670
Net loss	—	—	—	—	—	—	—	—	—	(49,586)	(49,586)

Balance, September 30, 2018	1,000,000	$1,000	—	$—	1,000,000	$1	9,937,627	$9,938	$457,201	$(51,581)	$416,559

Net loss	—	—	—	—	—	—	—	—	—	(61,018)	(61,018)

Balance, December 31, 2018	1,000,000	$1,000	—	$—	1,000,000	$1	9,937,627	$9,938	$457,201	$(112,599)	$355,541

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended December 31, 2019 and 2018

(Unaudited)

	Six Months Ended
	December 31, 2019	December 31, 2018

Cash flow from operating activities:
Net loss	$(115,879)	$(110,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	12,500
Common stock issued for services	—	18,670
Change in fair value of derivative liability	11,455	—
Change in accrued interest payable	70,400	—
Change in accounts payable and accrued liabilities	4,253	(22,399)
Net cash used in operating activities	(29,771)	(57,035)

Cash flows from financing activities:
Proceeds from sale of common stock	7,000	—
Proceeds from advances	21,010	37,000
Net cash provided by financing activities	28,010	37,000

Net change in cash	(1,761)	(20,035)

Cash and equivalents, beginning of period	2,751	20,025

Cash and equivalents, end of period	$990	$(10)

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

The results of operations for the six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2020.

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

Website design consisted primarily of the cost of a contract with Mainline, an Esports provider, for the design of an esports website and platform for the Company. The Company has terminated its association with Mainline and the website was taken down effective October 2019, therefore, the contract cost of $60,000 had been fully amortized during the year ended June 30, 2019.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2019, the Company had a net loss of $115,879. As of December 31, 2019, the Company had negative working capital of $1,366,128. Management does not anticipate having positive cash flow from operations in the near future.

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

NOTE 4 – EQUITY

During the six months ended December 31, 2019, the Company issued 7,000 shares of common stock and received cash proceeds of $7,000.

During the six months ended December 31, 2018, the Company issued 1,062,493 shares of common stock for legal and consulting services valued at $18,670.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at December 31, 2019:

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

NOTE 6 – DERIVATIVE LIABILITY

The conversion feature of certain convertible notes payable was accounted for as a derivative liability. The derivative liability at December 31, 2019, was calculated using the Black Scholes method over the expected terms of the convertible notes, with a risk free rate of 1.60% and volatility of 200%.

During the six months ended December 31, 2019, the Company recognized a loss of $11,455 for the change in fair value of derivative.

NOTE 7 – RELATED PARTY

The Company has been provided warehouse, office space and other organizational expenses by its chief executive officer, Simon Dawson, for which $7,500 and $5,000 was paid during the six month periods ending December 31, 2019 and 2018, respectively.

As of December 31, 2019 and June 30, 2019, the Company has $118,267 and $102,257, respectively, in advances from a shareholder. The advances bear no interest and have no repayment terms.

During the six months ended December 31, 2019, the Company received an advance of $5,000 from Dawson Racing, a company owned by our CEO. The advance bears no interest and has no repayment terms.

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

Results of Operations

Six months ended December 31, 2019 and 2018

Revenue

We recognized revenue in the amount of $1,750 for the six months ended December 31, 2019 compared to revenue of $10,000 during the comparable period of 2018.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $35,744 for the six months ended December 31, 2019 compared to $116,413 for the comparable period of 2018. The prior year expense included certain start-up expenses of the Company which were not recurring.

Interest Expense

We incurred interest expense of $70,400 for the six months ended December 31, 2019 primarily related to statutory interest on convertible notes payable.

Loss on fair value of derivative

We recognized a loss on fair value of derivative of $11,455 for the six months ended December 31, 2019 based on the valuation of the derivatives.

Net Loss

We incurred a net loss of $115,879 for the six months ended December 31, 2019 compared to a loss of $110,604 for the comparable period of 2018 related to the items discussed above.

Three months ended December 31, 2019 and 2018

Revenue

We recognized revenue in the amount of $1,750 for the three months ended December 31, 2019 compared to revenue of $10,000 during the comparable period of 2018.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $22,593 for the three months ended December 31, 2019 compared to $66,827 for the comparable period of 2018. The prior year expense included certain start-up expenses of the Company which were not recurring.

Interest Expense

We incurred interest expense of $35,200 for the three months ended December 31, 2019 primarily related to statutory interest on convertible notes payable.

Loss on fair value of derivative

We recognized a loss on fair value of derivative of $5,724 for the three months ended December 31, 2019 based on the valuation of the derivatives.

Net Loss

We incurred a net loss of $61,767 for the three months ended December 31, 2019 compared to a loss of $61,018 for the comparable period of 2018 related to the items discussed above.

Liquidity and Capital Resources

At December 31, 2019, we had cash on hand of $990. The company has negative working capital of $1,366,128 as of December 31, 2019. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to obtain funds when we need them or that funds will be available on terms that are acceptable to the Company.

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

1.

As of December 31, 2019, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

StemGen, Inc.

Date: February 27, 2020	By:	/s/ Simon Dawson
Simon Dawson
CEO and Chairman of the Board