Form 10-Q/A
period 2019-12-31
StemGen, Inc.
filed 2020-05-14
CIK 1023198

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 8, 2020 , there were 45,429,188 shares of common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019 (“Form 10-Q”) is to submit the Report of Independent Registered Accounting Firm from PWR CPA, LLP (“PWR”) indicating the results of PWR’s review of the Registrant’s financial statements.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

StemGen, Inc.

Results of Review of Interim Statements

We have reviewed the consolidated balance sheet of StemGen, Inc. and subsidiaries (“the Company”) as of December 31, 2019, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the three and six-month periods ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of StemGen, Inc. and subsidiaries as of June 30, 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated May 11, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the entity’s management. We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”).  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Going Concern Matter

Note 2 of the Company’s audited financial statements as of June 30, 2019, and for the year then ended discloses that the Company has suffered recurring losses from operations and had a net capital deficiency at June 30, 2019. Our auditor’s report on those financial statements includes an explanatory paragraph referring to the matters in Note 2 of those financial statements and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note 2 of the Company’s unaudited interim financial statements as of December 31, 2019, and for the six months then ended, the Company continues to have losses and has a net capital deficiency at December 31, 2019. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PWR CPA, LLP

Houston, Texas

May 11, 2020

STEMGEN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2019	June 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$990	$2,751
Total current assets	990	2,751

Property and Equipment
Vehicles – race cars	387,450	387,450
Website design	—	60,000
	387,450	447,450
Less accumulated amortization	—	(60,000)
	387,450	387,450

TOTAL ASSETS	$388,440	$390,201

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$185,241	$180,988
Advance from shareholder	118,267	102,257
Advance from related party	5,000	—
Accrued interest payable	359,029	288,629
Convertible notes payable	563,203	563,203
Derivative liability	136,378	124,923
Total current liabilities	1,367,118	1,260,000

Commitments

Stockholders’ Deficit
Preferred Stock; 8,000,000 shares authorized	—	—
Series A Convertible Preferred Stock, par value $0.001; 6,000,000 shares issued and outstanding at December 31, 2019 and June 30, 2019; liquidation preference of $6,000,000	6,000	6,000
Series E Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at December 31, 2019 and June 30, 2019	1	1
Series F Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at December 31, 2019 and June 30, 2019	1	1
Common Stock; par value $0.001; 100,000,000 shares authorized, 45,429,188 and 45,429,188 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	45,429	45,422
Additional paid-in capital	(486,725)	(493,718)
Accumulated deficit	(543,384)	(427,505)
Total stockholders’ deficit	(978,678)	(869,799)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$388,440	$390,201

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

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended December 31, 2019 and 2018

(Unaudited)

	Six Months Ended
	December 31, 2019	December 31, 2018

Cash flow from operating activities:
Net loss	$(115,879)	$(110,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	12,500
Common stock issued for services	—	18,670
Change in fair value of derivative liability	11,455	—
Change in accrued interest payable	70,400	—
Change in accounts payable and accrued liabilities	4,253	22,399
Net cash used in operating activities	(29,771)	(57,035)

Cash flows from financing activities:
Proceeds from sale of common stock	7,000	—
Proceeds from advances	21,010	37,000
Net cash provided by financing activities	28,010	37,000

Net change in cash	(1,761)	(20,035)

Cash and equivalents, beginning of period	2,751	20,025

Cash and equivalents, end of period	$990	$(10)

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

On January 29, 2019 (the “Closing Date”), we completed and closed the acquisition (the “Acquisition”) under an Agreement and Plan of Reorganization (the “Reorganization Agreement”), entered into by and among (i) StemGen, Inc. (“StemGen”); (ii) D3esports, Inc., a Wyoming corporation (“D3esports”); and (iii) the shareholders of D3esports (“Sellers”) pursuant to which D3esports became a wholly owned subsidiary of ours. Pursuant to the Reorganization Agreement, we acquired from the Sellers all of the issued and outstanding equity interests of D3esports in exchange for 39,631,587 shares of our common stock, par value $0.001 per share and 7,000,000 shares of Preferred Stock, par value $0.001 per share. As a result of the Acquisition, the Sellers, as the former shareholders of D3esports, became the controlling shareholders of the Company. The Acquisition was accounted for as a reverse merger notwithstanding it is legally a reverse acquisition. For accounting purposes, D3esports is the acquiring entity. Current and comparative consolidated financial statements include the accounts of D3esports since inception (May 1, 2018) and StemGen from the date of acquisition (January 29, 2019) (collectively, the “Company”).

On the 20th day of May 2019 we incorporated StemGen Connect in the State of Texas and issued 1,000,000 shares (50%) of common stock to The Learning Partnership.com Trading Limited, 500,000 shares (25%) of common stock to D3esports Corp. and 500,000 shares (25%) of common stock to Dawson Racing, Inc. D3esports Corp. is a wholly owned subsidiary of StemGen, Dawson Racing, Inc. is an affiliate of Simon Dawson, the president and CEO of StemGen.

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

A joint venture agreement was entered into among the shareholders of StemGen Connect to integrate technologies from the three companies, into a single virtual-to-real motorsports-based Science, Technology, Engineering and Mathematics (STEM) enrichment and collaboration learning environment to drive the launch of an esports competition for school networks and their students.  There has been no activity in this joint venture or StemGen Connect as of September 30, 2019.

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

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company currently does not have the resources needed to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

In the long term, management believes the Company’s projects and initiatives will be successful and will provide cash flow which will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

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

Principal along with accrued interest are payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company. The notes are unsecured and are in default.

NOTE 6 – DERIVATIVE LIABILITY

The conversion feature of certain convertible notes payable was accounted for as a derivative liability. The derivative liability at December 31, 2019, was calculated using the Black Scholes method over the expected terms of the convertible notes, with a risk-free rate of 1.60% and volatility of 200%.

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

NOTE 8 – SUBSEQUENT EVENTS

Since December 31, 2019 and through the date of this report, the entire global economy has been substantially impacted by the COVID-19 pandemic which began in China and has spread to the United States and most other parts of the world. The range of possible impacts on the Company’s business from the COVID-19 pandemic could include, but would not necessarily be limited to, one or more of the following factors:

•	A negative impact due to the contraction in the sources of capital required to support our continued business strategic efforts.

•	A negative impact due to rising bottleneck in the supply chain of goods and services needed to pursue our business strategic effort.

•	A negative impact on our human capital resources needed in our business.

At this time, the Company believes that it is premature to determine the potential impact on the Company’s business prospects from these or other factors that may be related to the COVID-19 pandemic.

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

On January 29, 2019 (the “Closing Date”), we completed and closed the acquisition (the “Acquisition”) under an Agreement and Plan of Reorganization (the “Reorganization Agreement”), entered into by and among (i) StemGen, Inc.(“StemGen”); (ii) D3esports, Inc., a Wyoming corporation (“D3esports”); and (iii) the shareholders of D3esports (“Sellers”) pursuant to which D3esports became a wholly owned subsidiary of ours. Pursuant to the Reorganization Agreement, we acquired from the Sellers all of the issued and outstanding equity interests of D3esports in exchange for 39,631,587 shares of our common stock, par value $0.001 per share and 7,000,000 shares of Preferred Stock, par value $0.001 per share. As a result of the Acquisition, the Sellers, as the former shareholders of D3esports, became the controlling shareholders of the Company. The Acquisition was accounted for as a reverse merger notwithstanding it is legally a reverse acquisition. For accounting purposes, D3esports is the acquiring entity. Current and comparative consolidated financial statements include the accounts of D3esports since inception (May 1, 2018) and StemGen from the date of acquisition (January 29, 2019) (collectively, the “Company”).

On the 20th day of May 2019 we incorporated StemGen Connect in the State of Texas and issued 1,000,000 shares (50%) of common stock to The Learning Partnership.com Trading Limited, 500,000 shares (25%) of common stock to D3esports Corp. and 500,000 shares (25%) of common stock to Dawson Racing, Inc. D3esports Corp. is a wholly owned subsidiary of StemGen, Dawson Racing, Inc. is an affiliate of Simon Dawson, the president and CEO of StemGen.

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

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $35,774 for the six months ended December 31, 2019 compared to $116,413 for the comparable period of 2018. The prior year expense included certain start-up expenses of the Company which were non-recurring .

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

StemGen, Inc.

Date: May 14, 2020	By:	/s/ Simon Dawson
Simon Dawson
CEO and Chairman of the Board