Form 10-Q
period 2020-03-31
StemGen, Inc.
filed 2020-06-10
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 5,  2020, there were 45,429,188 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		Page
Part I — Financial Information

Item 1.	Financial Statements.	4

	Consolidated Balance Sheets (Unaudited)	4

	Consolidated Statement of Operations (Unaudited)	5

	Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited)	6-7

	Consolidated Statement of Cash Flows (Unaudited)	8

	Notes to the Unaudited Consolidated Financial Statements	9-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	15

Item 4.	Controls and Procedures.	15-16

Part II — Other Information

Item 1.	Legal Proceedings.	16

Item 1A.	Risk Factors.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults upon Senior Securities.	16

Item 4.	Mine Safety Disclosures.	16

Item 5.	Other Information.	16

Item 6.	Exhibits.	16

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMGEN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	June 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$11,739	$2,751
Total current assets	11,739	2,751

Property and Equipment
Vehicles – race cars	387,450	387,450
Website design	—	60,000
	387,450	447,450
Less accumulated depreciation and amortization	(4,843)	(60,000)
	382,607	387,450

TOTAL ASSETS	$394,346	$390,201

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$183,741	$180,988
Deferred revenue	19,192	—
Advance from shareholder	118,267	102,257
Advance from related party	5,000	—
Accrued interest payable	394,229	288,629
Convertible notes payable	563,203	563,203
Derivative liability	142,095	124,923
Total current liabilities	1,425,727	1,260,000

Commitments

Stockholders’ Deficit
Preferred Stock; 8,000,000 shares authorized	—	—
Series A Convertible Preferred Stock, par value $0.001; 6,000,000 shares issued and outstanding at March 31, 2020 and June 30, 2019; liquidation preference of $6,000,000	6,000	6,000
Series E Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at March 31, 2020 and June 30, 2019	1	1
Series F Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at March 31, 2020 and June 30, 2019	1	1
Common Stock; par value $0.001; 100,000,000 shares authorized, 45,429,188 and 45,429,188 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	45,429	45,422
Additional paid-in capital	(486,725)	(493,718)
Accumulated deficit	(596,087)	(427,505)
Total stockholders’ deficit	(1,031,381)	(869,799)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$394,346	$390,201

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months and Nine Months Ended March 31, 2020 and 2019

(Unaudited)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019

Revenue	$1,750	$12,058	$—	$2,058

Operating expense:
Cost of revenue	3,725	4,191	3,725	—
Depreciation	4,843	20,000	4,843	7,500
General and administrative expenses	38,992	155,372	3,218	51,459

Loss from operations	(45,810)	(167,505)	(11,786)	(56,901)

Interest expense	(105,600)	(19,820)	(35,200)	(19,820)
Loss on fair value of derivative liability	(17,172)	(119,192)	(5,717)	(119,192)

Net loss	$(168,582)	$(306,517)	$(52,703)	$(195,913)

Net loss per share – basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	45,427,933	14,239,912	45,429,188	32,644,328

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months and Nine Months Ended March 31, 2020 and 2019

(Unaudited)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,422,118	$45,422	$(493,718)	$(427,505)	$(869,799)

Common stock issued for cash	—	—	—	—	—	—	7,000	7	6,993	—	7,000

Net loss	—	—	—	—	—	—	—	—	—	(54,112)	(54,112)

Balance, September 30, 2019	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,429,188	$45,429	$(486,725)	$(481,617)	$(916,911)

Net loss	—	—	—	—	—	—	—	—	—	(61,767)	(61,767)

Balance, December 31, 2019	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,429,188	$45,429	$(486,725)	$(543,384)	$(978,678)

Net loss	—	—	—	—	—	—	—	—	—	(52,703)	(52,703)

Balance, March 31, 2020	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,429,188	$45,429	$(486,725)	$(596,087)	$(1,031,381)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2018	1,000,000	$1,000	—	$—	1,000,000	$1	8,875,134	$8,876	$439,593	$(1,995)	$447,475

Common stock issued for services	—	—	—	—	—	—	1,062,493	1,062	17,608	—	18,670

Net loss	—	—	—	—	—	—	—	—	—	(49,586)	(49,586)

Balance, September 30, 2018	1,000,000	$1,000	—	$—	1,000,000	$1	9,937,627	$9,938	$457,201	$(51,581)	$416,559

Net loss	—	—	—	—	—	—	—	—	—	(61,018)	(61,018)

Balance, December 31, 2018	1,000,000	$1,000	—	$—	1,000,000	$1	9,937,627	$9,938	$457,201	$(112,599)	$355,541

Stock issued for cash	—	—	—	—	—	—	21,600	22	21,578	—	21,600

Acquisition of Stemgen (reverse merger)	6,000,000	6,000	1,000,000	1	—	—	35,462,961	35,463	(1,023,498)	—	(982,034)

Cancellation of shares	(1,000,000)	(1,000)	—	—	—	—	—	—	1,000	—	—

Net loss	—	—	—	—	—	—	—	—	—	(195,913)	(195,913)

Balance March 31, 2019	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,422,188	$45,422	$(543,718)	$(308,512)	$(800,806)

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended March 31, 2020 and 2019

(Unaudited)

	Nine Months Ended
	March 31, 2020	March 31, 2019

Cash flow from operating activities:
Net loss	$(168,582)	$(306,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,843	20,000
Amortization of discount on convertible note payable	—	458
Common stock issued for services	—	18,670
Preferred stock issued for services	—	1
Change in fair value of derivative liability	17,172	119,192
Change in accrued interest payable	105,600	19,362
Change in other assets	—	(5,019)
Change in deferred revenue	19,192	10,500
Change in accounts payable and accrued liabilities	2,753	58,972
Net cash used in operating activities	(19,022)	(64,381)

Cash flows from financing activities:
Proceeds from sale of common stock	7,000	21,600
Proceeds from advances from shareholder	21,010	37,000
Net cash provided by financing activities	28,010	58,600

Net change in cash	8,988	(5,781)

Cash and equivalents, beginning of period	2,751	20,025

Cash and equivalents, end of period	$11,739	$14,244

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

The results of operations for the nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2020.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2020, the Company had a net loss of $168,582. As of March 31, 2020, the Company had negative working capital of $1,413,988. Management does not anticipate having positive cash flow from operations in the near future.

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

NOTE 4 – EQUITY

During the nine months ended March 31, 2020, the Company issued 7,000 shares of common stock and received cash proceeds of $7,000.

During the nine months ended March 31, 2019, the Company issued 1,062,493 shares of common stock for legal and consulting services valued at $18,670.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at March 31, 2020:

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

NOTE 6 – DERIVATIVE LIABILITY

The conversion feature of certain convertible notes payable was accounted for as a derivative liability. The derivative liability at March 31, 2020, was calculated using the Black Scholes method over the expected terms of the convertible notes, with a risk-free rate of 1.60% and volatility of 200%.

During the nine months ended March 31, 2020, the Company recognized a loss of $17,172 for the change in fair value of derivative.

NOTE 7 – RELATED PARTY

The Company has been provided warehouse, office space and other organizational expenses by its chief executive officer, Simon Dawson, for which $9,500 and $5,000 was paid during the nine month periods ending March 31, 2020 and 2019, respectively.

As of March 31, 2020 and June 30, 2019, the Company has $118,267 and $102,257, respectively, in advances from a shareholder. The advances bear no interest and have no repayment terms.

During the nine months ended March 31, 2020, the Company received an advance of $5,000 from Dawson Racing, a company owned by our CEO. The advance bears no interest and has no repayment terms.

NOTE 8 – SUBSEQUENT EVENTS

Since March 31, 2020 and through the date of this report, the entire global economy has been substantially impacted by the COVID-19 pandemic which began in China and has spread to the United States and most other parts of the world. The range of possible impacts on the Company’s business from the COVID-19 pandemic could include, but would not necessarily be limited to, one or more of the following factors:

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

Since March 31, 2020, a shareholder has advanced the company $3,000.

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

Results of Operations

Nine months ended March 31, 2020 and 2019

Revenue

We recognized revenue in the amount of $1,750 for the nine months ended March 31, 2020 compared to revenue of $12,058 during the comparable period of 2019.

Cost of Revenue

We recognized cost of revenues in the amount of $3,725 for the nine months ended March 31, 2020 compared to $4,191 for the comparable period of 2019.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $38,992 for the nine months ended March 31, 2020 compared to $155,372 for the comparable period of 2019. The prior year expense included certain start-up expenses of the Company which were non-recurring .

Interest Expense

We incurred interest expense of $105,600 for the nine months ended March 31, 2020 compared to $19,820 for the comparable period of 2019 and is primarily related to statutory interest on convertible notes payable.

Loss on fair value of derivative

We recognized a loss on fair value of derivative of $17,182 for the nine months ended March 31, 2020 based on the valuation of the derivatives compared to $119,192 for the comparable period of 2019.

Net Loss

We incurred a net loss of $168,582 for the nine months ended March 31, 2020 compared to a loss of $306,517 for the comparable period of 2019 related to the items discussed above.

Three months ended March 31, 2020 and 2019

Revenue

We recognized no revenue for the three months ended March 31, 2020 compared to revenue of $2,058 during the comparable period of 2019.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $3,148 for the three months ended March 31, 2020 compared to $51,459 for the comparable period of 2019. The prior year expense included certain start-up expenses of the Company which were not recurring.

Interest Expense

We incurred interest expense of $35,200 for the three months ended March 31, 2020 primarily related to statutory interest on convertible notes payable.

Loss on fair value of derivative

We recognized a loss on fair value of derivative of $5,717 for the three months ended March 31, 2020 based on the valuation of the derivatives.

Net Loss

We incurred a net loss $52,703 for the three months ended March 31, 2020 compared to a loss of $195,913 for the comparable period of 2019 related to the items discussed above.

Liquidity and Capital Resources

At March 31, 2020, we had cash on hand of $11,739. The company has negative working capital of $1,413,988 as of March 31, 2020. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to obtain funds when we need them or that funds will be available on terms that are acceptable to the Company.

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

1.

As of March 31, 2020, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

StemGen, Inc.

Date: June 10, 2020	By:	/s/ Simon Dawson
Simon Dawson
CEO and Chairman of the Board