Form 10-K
period 2020-06-30
StemGen, Inc.
filed 2020-10-09
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

[_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [_] No [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2019 was $5,632,763.

There were 45,429,188 shares of the Registrant’s common stock outstanding as of October 8, 2020.

STEMGEN, INC.

TABLE OF CONTENTS

PART I	5

Item 1. Business	5

Item 1A. Risk Factors	5

Item 1B. Unresolved Staff Comments	5

Item 2. Properties	5

Item 3. Legal Proceedings	6

Item 4. Mine Safety Disclosures	6

PART II	6

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6

Item 6. Selected Financial Data	7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of operations	8

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	12

Item 8. Financial Statements and Supplementary Data	13
Report of Independent Registered Public Accounting Firm	14
Balance Sheets	15
Statements of Operations	16
Statement of Changes in Shareholders’ Equity (Deficit)	17
Statements of Cash Flows	18
Notes to the Financial Statements	19

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25

Item 9A. Controls and Procedures	25

Item 9B. Other Information	26

PART III	26

Item 10. Directors, Executive Officers and Corporate Governance	25

Item 11. Executive Compensation	28

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29

Item 13. Certain Relationships and Related Transactions, and Director Independence	31

Item 14. Principal Accounting Fees and Services	31

PART IV	32

Item 15. Exhibits, Financial Statement Schedules	32

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in this Annual Report on Form 10-K for the fiscal year ended June 30, 2020. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

A joint venture agreement was entered into among the shareholders of StemGen Connect to integrate the technologies from the three companies, into a single virtual-to-real motorsports-based Science, Technology, Engineering and Mathematics (STEM) enrichment and collaboration learning environment to drive the launch of an esports competition for school networks and their students.  The joint venture agreement was terminated effective June 1, 2020.

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

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on June 30, 2020, as quoted by OTC Markets Group, Inc., was $0.80. There were 45,429,188 shares of common stock issued and outstanding as of October 8, 2020. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Delaware contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended June 30, 2020, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of June 30, 2020.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	—

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	—

Preferred Stock

The Series A Convertible Preferred Stock has a par value of $0.001 and the number of shares constituting such class shall be unlimited. As of June 30, 2020, the Company has 6,000,000 shares of Series A Convertible Preferred Stock issued and outstanding. The Series A Convertible Preferred Stock has priority in liquidation and has a liquidation preference of $1 per share. The Series A Preferred Stock is convertible into shares of common stock at the option of the holder at a rate of three shares of common stock for each share of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stockholders are not entitled to receive dividends and have no voting rights. The Series A Convertible Preferred Stock is redeemable by the Company at any time at $1 per share.

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

A joint venture agreement was entered into among the shareholders of StemGen Connect to integrate the technologies from the three companies, into a single virtual-to-real motorsports-based Science, Technology, Engineering and Mathematics (STEM) enrichment and collaboration learning environment to drive the launch of an esports competition for school networks and their students.  The joint venture agreement was terminated effective June 1, 2020.

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

Research and Development. We do not currently develop electronic games. We are focused on forming agreements with the best games and virtual racing platforms in the world to optimize the experience but to familiarize the competitor.  We are building the ultimate experience to our offering which is a connection to real drivers, engineers our partners technology by hosting eSports tournaments to connect the virtual to real and for the fastest to have the opportunity to passenger or drive a real race car on a real track.  Through our partnership and internal research we are molding our competition to the gamer (gamer focused).  We are negotiating contracts for competition management with third-party providers and licensing agreements with Microsoft to run with Xbox and Forza 7 Motorsport to add to our intellectual properties. Additionally, we are in talks with app. developers for ease of competition registration and entry.

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

As of June 30, 2020, we had cash on hand of $236.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

For the fiscal year ended June 30, 2020, the Company had a net loss of $230,772 and negative cash flow from operations of $36,525. As of June 30, 2020, the Company has negative working capital of $1,461,648.

We continue to rely on advances from shareholders to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such advances available. We will not be able to continue operations without them. We are pursuing alternate sources of financing, but there is no assurance that additional capital will be available to the Company when needed or on acceptable terms.

Fiscal year ended June 30, 2020 compared to the year ended June 30, 2019

Revenue

For the year ended June 30, 2020, we recognized revenue of $19,350 compared to $22,058 for the comparable period of 2019. The Company is continuing to try to build a steady and predicable revenue stream.

Cost of Revenue

For the year ended June 30, 2020, we recognized costs of revenue of $8,572 compared to $8,510 for the comparable period of 2019.

General and Administrative Expenses

We recognized general and administrative expenses of $58,475 and $196,734 for the year ended June 30, 2020 and 2019, respectively. The decrease in general and administrative expense was primarily the result of decreased consulting, legal and accounting expenses, including fees paid to the Mainline contract in 2019 which was cancelled in October 2019.

Depreciation

We recognized depreciation of $19,373 during the year ended June 30, 2020 related to placing our race cars in service.  In 2019, we recognized $60,000 of depreciation of the website maintained by Mainline due to cancellation of the contract in October 2019.

Interest Expense

We recognized interest expense $140,800 and $57,401 for the year ended June 30, 2020 and 2019, respectively. Interest expense represents the stated interest on the outstanding convertible notes payable.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments was a loss of $22,902 and $124,923 for the year ended June 30, 2020 and 2019, respectively, as a result of the change in market value of derivatives acquired in the reverse acquisition.

Net Loss

We incurred a net loss of $230,772 for the year ended June 30, 2020 as compared to a net loss of $425,510 for the year ended June 30, 2019.

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

We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $1,461,648.

As of June 30, 2020, we had cash on hand of $236. We do not have an adequate amount of cash on hand to fund our future operations.

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2020 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2020. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2020, the Company had a net loss of $230,772 and we had negative cash flow from operations of $36,525. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

June 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of StemGen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of StemGen, Inc. (the Company) as of June 30, 2020 and 2019, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the each of the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020and 2019, and the results of its operations and its cash flows for each of the two years ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/PWR CPA, LLP

We have served as the Company’s auditor since 2020.

Houston, Texas

October 8, 2020

STEMGEN, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$236	$2,751
Accounts receivable-related party	10,000	—
Contract asset	18,800	—
Total current assets	29,036	2,751

Property and Equipment
Vehicles – race cars	387,450	387,450
Website design	—	60,000
	387,450	447,450
Less: Accumulated amortization	(19,373)	(60,000)
Property and Equipment, net	368,077	387,450

TOTAL ASSETS	$397,113	$390,201

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$195,460	$179,488
Deferred revenue	25,500	1,500
Advances from shareholders	129,267	102,257
Accrued interest payable	429,429	288,629
Convertible notes payable to shareholder	563,203	563,203
Derivative liabilities	147,825	124,923
Total current liabilities	1,490,684	1,260,000

Commitments and contingencies

Stockholders’ Deficit
Preferred Stock, 8,000,000 shares authorized:
Series A Preferred Stock, par value $.001, 6,000,000 shares issued and outstanding at June 30, 2020 and 2019, liquidation preference of $6,000,000 at June 30, 2020 and 2019	6,000	6,000
Series E Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at June 30, 2020 and 2019	1	1
Series F Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at June 30, 2020 and 2019	1	1
Common Stock, par value $.001, 100,000,000 shares authorized, 45,429,188 shares and 45,422,188 shares issued and outstanding at June 30, 2020 and 2019, respectively	45,429	45,422
Additional Paid-in Capital (Deficit)	(486,725)	(493,718)
Accumulated deficit	(658,277)	(427,505)
Total Stockholders’ Deficit	(1,093,571)	(869,799)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$397,113	$390,201

The accompanying notes are an integral part of these consolidated financial statements.

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2020	2019

Revenue	$19,350	$22,058

Operating expense:
Cost of revenue	8,572	8,510
General and administrative expenses	58,475	196,734
Depreciation and amortization	19,373	60,000
Total operating expense	86,420	265,244

Loss from operations	(67,070)	(243,186)

Interest expense	(140,800)	(57,401)
Loss on fair value of derivative liability	(22,902)	(124,923)

Net loss	$(230,772)	$(425,510)

Net loss per share – basic and diluted	$(0.01)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	45,428,442	24,446,775

The accompanying notes are an integral part of these consolidated financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended June 30, 2020 and 2019

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2018	1,000,000	$1,000	—	$—	1,000,000	$1	8,875,134	$8,875	$439,594	$(1,995)	$447,475

Common stock issued for:
- Services	—	—	—	—	—	—	1,062,493	1,062	17,608	—	18,670
- Cash	—	—	—	—	—	—	21,600	22	21,578	—	21,600

Acquisition of StemGen in reverse merger	6,000,000	6,000	1,000,000	1	—	—	35,462,961	35,463	(1,023,498)	—	(982,034)
Preferred stock canceled	(1,000,000)	(1,000)	—	—	—	—	—	—	1,000	—	—
Legal fees paid by shareholder	—	—	—	—	—	—	—	—	50,000	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	(425,510)	(425,510)

Balance, June 30, 2019	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,422,188	$45,422	$(493,718)	$(427,505)	$(869,799)

Common stock issued for cash	—	—	—	—	—	—	7,000	7	6,993	—	7,000
Net loss	—	—	—	—	—	—	—	—	—	(230,772)	(230,772)

Balance, June 30, 2020	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,429,188	$45,429	$(486,725)	$(658,277)	$(1,093,571)

The accompanying notes are an integral part of these consolidated financial statements.

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2020	2019

Cash flow from operating activities:
Net loss	$(230,772)	$(425,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,373	60,000
Common stock issued for services	—	18,670
Preferred stock issued for services	—	1
Legal fees paid by shareholder	—	50,000
Amortization of discount on convertible notes payable	—	458
Loss on fair value of derivative liability	22,902	124,923
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	—
Contract asset	(18,800)	—
Accounts payable and accrued liabilities	15,972	7,924
Deferred revenue	24,000	1,500
Accrued interest payable	140,800	56,943
Net cash used in operating activities	(36,525)	(105,091)

Cash flows from investing activities:
Website design	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Advances from shareholder	27,010	66,217
Proceeds from issuance of common stock	7,000	21,600
Net cash provided by financing activities	34,010	87,817

Net change in cash	(2,515)	(17,274)

Cash and equivalents, beginning of period	2,751	20,025

Cash and equivalents, end of period	$236	$2,751

The accompanying notes are an integral part of these consolidated financial statements.

STEMGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

A joint venture agreement was entered into among the shareholders of StemGen Connect to integrate the technologies from the three companies, into a single virtual-to-real motorsports-based Science, Technology, Engineering and Mathematics (STEM) enrichment and collaboration learning environment to drive the launch of an esports competition for school networks and their students.  The joint venture agreement was terminated effective June 1, 2020.

Principles of Consolidation. The consolidated financial statements include the accounts of StemGen, and its subsidiaries, which are majority owned by StemGen, in accordance with ASC 810-10-05. All significant inter-company transactions and balances have been eliminated.

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

Property and Equipment – Property and equipment consists of vehicles and website design.  The vehicles are three race cars which were contributed as capital at the inception of the Company and recorded at their estimated fair value.  Depreciation on the race cars is recognized on a straight-line basis over seven years.

Website design consists primarily of the cost of a contract with Mainline, an Esports provider, for the design of an esports website and platform for the Company. The Company terminated its contract with Mainline and the website was taken down effective October 2019, therefore, the contract cost of $60,000 has been fully amortized during the year ended June 30, 2019.

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

On January 29, 2019, the Company adopted ASC Topic 606 using the modified retrospective method with no impact to the opening retained earnings and determined there were no changes required to its reported revenues as a result of the adoption. An analysis of contracts with customers under the new revenue recognition standard was consistent with the Company’s current revenue recognition model, whereby revenue is recognized primarily on the date products are delivered to the customer or services are provided. Payments for products or services which have been received prior to the Company fulfilling its performance obligations are deferred until those obligations are satisfied. Costs related to deferred revenue are included in contract assets until the revenue is recognized.

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

Earnings (Loss) per Common Share – The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. The basic earnings (loss) per common share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. As of June 30, 2020, there were 33,107,010 potentially dilutive shares related to convertible debt, accrued interest and Series A Preferred Stock.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2020 and 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2020, the Company had a net loss of $230,772. As of June 30, 2020, the Company had negative working capital of $1,461,648. Management does not anticipate having positive cash flow from operations in the near future.

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

NOTE 4 – EQUITY

During the year ended June 20, 2020, the Company issued 7,000 shares of common stock and received cash proceeds of $7,000.

On January 29, 2019, the holder of the Series A Convertible Preferred Stock returned 1,000,000 shares to the Company, and the Company canceled those shares.

There are 8,000,000 shares of preferred stock authorized. The board of directors has designated two series of preferred stock as described below.

The Series A Convertible Preferred Stock has a par value of $0.001 and the number of shares constituting such class shall be unlimited. As of June 30, 2020, the Company has 6,000,000 shares of Series A Convertible Preferred Stock issued and outstanding. The Series A Convertible Preferred Stock has priority in liquidation and has a liquidation preference of $1 per share. The Series A Preferred Stock is convertible into shares of common stock at the option of the holder at a rate of three shares of common stock for each share of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stockholders are not entitled to receive dividends and have no voting rights. The Series A Convertible Preferred Stock is redeemable by the Company at any time at $1 per share.

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

NOTE 5 – INCOME TAXES

The deferred tax asset as of June 30, 2020 and 2019 was approximately $507,000 and $460,000, respectively, offset by valuation allowances of the same amount resulting in a deferred tax asset of $0 at both June 30, 2020 and 2019. There is no income tax provision for the years ended June 30, 2020 and 2019 due to the change in the valuation allowance. The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance. At June 30, 2020 the Company had an unused net operating loss carry over approximating $2,415,000, that is potentially available to offset future taxable income, which expires beginning 2028.

The Company has not filed its Federal tax returns for 2009-2019 and could be subject to penalty for its delinquency. Additionally, the availability of its net operating loss may be subject to adjustment or restriction due to the change in control of the Company during 2019.

NOTE 6 – CONVERTIBLE NOTES PAYABLE TO SHAREHOLDER

Convertible notes payable consisted of the following at June 30, 2020 and 2019:

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

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company. The notes are unsecured and are in default.  As of June 30, 2020, there was $429,429 of accrued interest related to these notes. For the years ended June 30, 2020 and 2019, the Company recorded interest expense of $140,800 and $57,401, respectively, related to these notes.

NOTE 7 – DERIVATIVE LIABILITY

The conversion feature of certain convertible notes payable was accounted for as a derivative liability. The derivative liability at June 30, 2020, was calculated using the Black Scholes method over the expected terms of the convertible notes, with a risk free rate of 2.40% and volatility of 200%.

Included in the accompanying consolidated statements of operations is a loss arising from the change in fair value of the derivatives of $22,902 and $124,923 for the years ended June 30, 2020 and 2019, respectively.

NOTE 8 – RELATED PARTY

The Company has been provided warehouse and office space by an entity owned by Simon Dawson for which $6,000 and $6,000 was paid during the years ended June 30, 2020 and 2019, respectively.

The Company paid its chief executive officer, Simon Dawson, $6,000 and $10,000 during the years ended June 30, 2020 and 2019, respectively, for compensation. Subsequent to June 30, 2020, the Company paid Simon Dawson $17,000.

During the year ended June 30, 2020, the Company recognized revenue of $4,000 from Dawson Racing, an entity owned by Simon and Ian Dawson, for sponsorship. As of June 30, 2020, the Company has deferred revenue of $16,000 related to sponsorship and accounts receivable of $10,000 from Dawson Racing. Dawson Racing remitted the payment of $10,000 to the Company in July 2020.

During the year ended June 30, 2019, the Company paid $10,000 to Dawson Racing for sponsorship branding at Daytona Michelin Tire Test.

During the year ended June 30, 2019, a shareholder of the Company transferred 50,000 shares of common stock to an attorney to pay $50,000 in legal fees on behalf of the Company. The payment was recorded as an increase in additional paid-in capital.

As of June 30, 2020 and 2019, the Company has $129,267 and $102,257 in advances from shareholders.  The advances bear no interest and have no repayment terms.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2020, a shareholder advanced $48,803 to the Company.  The advances bear no interest and have no repayment terms.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accounts

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the year ended June 30, 2020.

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

As of June 30, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2020.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are:

NAME	AGE	POSITION(S)	DATE ELECTED OR APPOINTED
Simon Dawson	38	Director, President, Secretary, and Treasurer	January 29, 2019

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended June 30, 2020 and 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Simon Dawson, CEO	2020	6,000	—	—	—	—	—	—	6.000
	2019	10,000	—	$1	—	—	—	16,000	26,001
	2018	—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2020

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Simon Dawson	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended June 30, 2020 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 30, 2020, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, voting preferred stock or convertible preferred stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Acquisition, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

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

__________

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

(3)         Our calculation of the percentage of beneficial ownership is based on 45,422,188 shares of common stock, 6,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series E Preferred Stock and 1,000,000 shares of Series F Preferred Stock outstanding as of June 30, 2020.

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

(8)         Represents Series F preferred stock

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PWR CPA, LLP was appointed as the independent auditor for the audits of fiscal years ended June 30, 2020 and 2019.

The following table summarizes the fees billed to the Company by its independent accountants, PWR, for the years ended June 30, 2020 and 2019:

	2020	2019
Audit Fees	$34,900	$34,900

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$34,900	$34,900

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

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by PWR described above were approved by our Board.

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

StemGen, Inc.

Date: October 8, 2020	BY: /s/ Simon Dawson
Simon Dawson
CEO and Chairman of the Board