Form 10-Q
period 2020-09-30
StemGen, Inc.
filed 2020-11-16
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2020, there were 45,670,063 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		Page
Part I — Financial Information

Item 1.	Financial Statements.	4

	Consolidated Balance Sheets (Unaudited)	4

	Consolidated Statements of Operations (Unaudited)	5

	Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)	6

	Consolidated Statements of Cash Flows (Unaudited)	7

	Notes to the Unaudited Consolidated Financial Statements	8-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12-13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	13

Item 4.	Controls and Procedures.	13-14

Part II — Other Information

Item 1.	Legal Proceedings.	14

Item 1A.	Risk Factors.	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3.	Defaults upon Senior Securities.	14

Item 4.	Mine Safety Disclosures.	14

Item 5.	Other Information.	14

Item 6.	Exhibits.	14

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMGEN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	June 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$—	$236
Federal income tax receivable	10,000	10,000
Contract asset	—	18,800
Total current assets	10,000	29,036

Property and Equipment
Vehicles – race cars	580,150	387,450
Less accumulated depreciation and amortization	(33,210)	(19,373)
	546,940	368,077

TOTAL ASSETS	$556,940	$397,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$182,528	$195,460
Deferred revenue	1,500	25,500
Advances from shareholders	179,070	129,267
Accrued interest payable	464,629	429,429
Convertible notes payable	563,203	563,203
Derivative liability	153,555	147,825
Total current liabilities	1,544,485	1,490,684

Commitments and contingencies

Stockholders’ Deficit
Preferred Stock; 8,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $0.001; 6,000,000 shares issued and outstanding at September 30, 2020 and June 30, 2020; liquidation preference of $6,000,000	6,000	6,000
Series E Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at September 30, 2020 and June 30, 2020	1	1
Series F Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at September 30, 2020 and June 30, 2020	1	1
Common Stock; par value $0.001; 100,000,000 shares authorized, 45,670,063 and 45,429,188 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	45,670	45,429
Additional paid-in capital (deficit)	(294,266)	(486,725)
Accumulated deficit	(744,951)	(658,277)
Total stockholders’ deficit	(987,545)	(1,093,571)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$556,940	$397,113

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended September 30,
	2020	2019

Revenue	$24,000	$—

Operating expense:
Cost of revenue	24,675	—
Depreciation	13,837	—
General and administrative expenses	31,232	13,181

Loss from operations	(45,744)	(13,181)

Interest expense	(35,200)	(35,200)
Loss on fair value of derivative liability	(5,730)	(5,731)

Net loss	$(86,674)	$(54,112)

Net loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	45,667,445	45,426,677

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended September 30, 2020 and 2019

(Unaudited)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,429,188	$45,429	$(486,725)	$(658,277)	$(1,093,571)

Common stock issued for vehicles	—	—	—	—	—	—	240,875	241	192,459	—	192,700

Net loss	—	—	—	—	—	—	—	—	—	(86,674)	(86,674)

Balance, September 30, 2020	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,670,063	$45,670	$(294,466)	$(744,951)	$(987,545)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,422,188	$45,422	$(493,718)	$(427,505)	$(869,799)

Common stock issued for cash	—	—	—	—	—	—	7,000	7	6,993	—	7,000

Net loss	—	—	—	—	—	—	—	—	—	(54,112)	(54,112)

Balance, September 30, 2019	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,429,188	$45,429	$(486,725)	$(481,617)	$(916,911)

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended September 30,
	2020	2019

Cash flow from operating activities:
Net loss	$(86,674)	$(54,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,837	—
Change in fair value of derivative liability	5,730	5,731
Change in accrued interest payable	35,200	35,200
Change in contract assets	18,800	—
Change in deferred revenue	(24,000)	—
Change in accounts payable and accrued liabilities	(12,932)	(8,837)
Net cash used in operating activities	(50,039)	(22,018)

Cash flows from financing activities:
Proceeds from sale of common stock	—	7,000
Proceeds from advances from shareholder	49,803	—
Net cash provided by financing activities	49,803	7,000

Net change in cash	(236)	(2,518)

Cash and equivalents, beginning of period	236	2,751

Cash and equivalents, end of period	$—	$233

Non-cash investing and financing activities:
Common stock issued for vehicles	$192,700	$—

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Principles of Consolidation – The consolidated financial statements include the accounts of StemGen, and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Interim Financial Statements – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2020 and notes thereto and other pertinent information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2021.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2020 and June 30, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Recently Adopted Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. The Company adopted ASU 2016-02 with no impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2020, the Company had a net loss of $86,674. As of September 30, 2020, the Company had negative working capital of $1,534,485. Management does not anticipate having positive cash flow from operations in the near future.

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

NOTE 4 – EQUITY

During the three months ended September 30, 2020, the Company issued 240,875 shares of common stock for the purchase of two race cars. The stock was valued at $192,700 based on the market value of the stock on the date of the transaction.

During the three months ended September 30, 2019, the Company issued 7,000 shares of common stock and received cash proceeds of $7,000.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at September 30, 2020:

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

NOTE 6 – DERIVATIVE LIABILITY

The conversion feature of certain convertible notes payable was accounted for as a derivative liability. The derivative liability at September 30, 2020, was calculated using the Black Scholes method over the expected terms of the convertible notes, with a risk-free rate of 1.60% and volatility of 200%.

During the three months ended September 30, 2020, the Company recognized a loss of $5,730 for the change in fair value of derivative.

NOTE 7 – RELATED PARTY

The Company has been provided warehouse, office space and other organizational expenses by its chief executive officer, Simon Dawson, for which $2,000 and $1,500 was paid during the three month periods ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and June 30, 2020, the Company has $179,070 and $129,267, respectively, in advances from a shareholder. The advances bear no interest and have no repayment terms.

During the three months ended September 30, 2020, the Company received an advance of $49,803 from a shareholder. The advance bears no interest and has no repayment terms.

NOTE 8 – SUBSEQUENT EVENTS

Since September 30, 2020 and through the date of this report, the entire global economy has been substantially impacted by the COVID-19 pandemic which began in China and has spread to the United States and most other parts of the world. The range of possible impacts on the Company’s business from the COVID-19 pandemic could include, but would not necessarily be limited to, one or more of the following factors:

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

On October 14, 2020, the Company sold one race car for cash of $22,500.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended June 30, 2020 on Form 10-K.

Results of Operations

Three months ended September 30, 2020 and 2019

Revenue

We recognized revenue of $24,000 for the three months ended September 30, 2020 compared to no revenue during the comparable period of 2019. We expect our revenue to intermittent in the near term.

Cost of Revenue

We incurred cost of revenue of $24,675 for the three months ended September 30, 2020 related to the revenue generated in the period.

Depreciation

We incurred depreciation expense of $13,837for the three months ended September 30, 2020.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $31,232 for the three months ended September 30, 2020 compared to $13,181 for the comparable period of 2019, related to higher professional and marketing expenses.

Interest Expense

We incurred interest expense of $35,200 and $35,200 for the three months ended September 30, 2020 and 2019, respectively, primarily related to statutory interest on convertible notes payable.

Loss on fair value of derivative

We recognized a loss on fair value of derivative of $5,730 for the three months ended September 30, 2020 compared to a loss of $5,731 during the comparable period of 2019 based on the valuation of the derivatives.

Net Loss

We incurred a net loss $86,674 for the three months ended September 30, 2020 compared to a loss of $54,112 for the comparable period of 2019 related to the items discussed above.

Liquidity and Capital Resources

At September 30, 2020, we had cash on hand of $-nil- and negative working capital of $1,534,485. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to obtain funds when we need them or that funds will be available on terms that are acceptable to the Company.

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

Item 4. Controls and Procedures Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of September 30, 2020, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2020, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

StemGen, Inc.

Date: November 16, 2020	By:	/s/ Simon Dawson
Simon Dawson
CEO and Chairman of the Board