Form 10-Q
period 2021-03-31
StemGen, Inc.
filed 2021-05-24
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 24, 2021, there were 45,670,063 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		Page
Part I — Financial Information

Item 1.	Financial Statements.	4

	Consolidated Balance Sheets (Unaudited)	4

	Consolidated Statements of Operations (Unaudited)	5

	Consolidated Statements of Stockholders’ Deficit (Unaudited)	6-7

	Consolidated Statements of Cash Flows (Unaudited)	8

	Notes to the Consolidated Financial Statements (Unaudited)	9-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	15

Item 4.	Controls and Procedures.	15

Part II — Other Information

Item 1.	Legal Proceedings.	16

Item 1A.	Risk Factors.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults upon Senior Securities.	16

Item 4.	Mine Safety Disclosures.	16

Item 5.	Other Information.	16

Item 6.	Exhibits.	16

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMGEN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	June 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$10,855	$236
Federal income tax receivable	10,000	10,000
Contract asset	—	18,800
Total current assets	20,855	29,036

Property and Equipment
Vehicles – race cars	527,650	387,450
Less accumulated depreciation and amortization	(66,400)	(19,373)
	461,250	368,077

TOTAL ASSETS	$482,105	$397,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$168,911	$195,460
Deferred revenue	1,500	25,500
Advances from shareholders	249,070	129,267
Accrued interest payable	535,029	429,429
Convertible notes payable	563,203	563,203
Derivative liability	165,014	147,825
Total current liabilities	1,682,727	1,490,684

Commitments and contingencies

Stockholders’ Deficit
Preferred Stock; 8,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $0.001; 6,000,000 shares issued and outstanding at March 31, 2021 and June 30, 2020; liquidation preference of $6,000,000	6,000	6,000
Series E Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at March 31, 2021 and June 30, 2020	1	1
Series F Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at March 31, 2021 and June 30, 2020	1	1
Common Stock; par value $0.001; 100,000,000 shares authorized, 45,670,063 and 45,429,188 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	45,670	45,429
Additional paid-in capital (deficit)	(294,266)	(486,725)
Accumulated deficit	(958,028)	(658,277)
Total stockholders’ deficit	(1,200,622)	(1,093,571)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$482,105	$397,113

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended March 31, 2021 and 2020

(Unaudited)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020

Revenue	$39,000	$1,750	$—	$—

Operating expense:
Cost of revenue	35,454	3,725	5,128	3,725
Depreciation	51,527	4,843	18,845	4,843
General and administrative expenses	103,481	38,992	33,335	3,218

Loss from operations	(151,462)	(45,810)	(57,308)	(11,786)

Interest expense	(105,600)	(105,600)	(35,200)	(35,200)
Loss on sale of property and equipment	(25,500)	—	—	—
Loss on fair value of derivative liability	(17,189)	(17,172)	(5,729)	(5,717)

Net loss	$(299,751)	$(168,582)	$(98,237)	$(52,703)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	45,669,184	45,427,933	45,670,053	45,429,188

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended March 31, 2021 and 2020

(Unaudited)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,429,188	$45,429	$(486,725)	$(658,277)	$(1,093,571)

Common stock issued for vehicles	—	—	—	—	—	—	240,875	241	192,459	—	192,700

Net loss	—	—	—	—	—	—	—	—	—	(86,674)	(86,674)

Balance, September 30, 2020	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,670,063	$45,670	$(294,266)	$(744,951)	$(987,545)

Net loss	—	—	—	—	—	—	—	—	—	(114,840)	(114,840)

Balance, December 31, 2020	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,670,063	$45,670	$(294,266)	$(859,791)	$(1,102,385)

Net loss	—	—	—	—	—	—	—	—	—	(98,237)	(98,237)

Balance, March 31, 2021	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,670,063	$45,670	$(294,266)	$(958,028)	$(1,200,622)

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended March 31, 2021 and 2020

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

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2021 and 2020

(Unaudited)

	Nine Months Ended March 31,
	2021	2020

Cash flow from operating activities:
Net loss	$(299,751)	$(168,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	51,527	4,843
Change in fair value of derivative liability	17,189	17,172
Loss on sale of property and equipment	25,500	—
Change in accrued interest payable	105,600	105,600
Change in contract receivable	18,800	—
Change in deferred revenue	(24,000)	19,192
Change in accounts payable and accrued liabilities	(26,549)	2,753
Net cash used in operating activities	(131,684)	(19,022)

Cash flows from investing activities:
Proceeds from sale of property and equipment	22,500	—
Net cash provided by investing activities	22,500	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	7,000
Proceeds from advances from shareholder	119,803	21,010
Net cash provided by financing activities	119,803	28,010

Net change in cash	10,619	8,988

Cash and equivalents, beginning of period	236	2,751

Cash and equivalents, end of period	$10,855	$11,739

Non-cash investing and financing activities:
Common stock issued for vehicles	$192,700	$—

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

The results of operations for the nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2021.

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

Property and Equipment – Property and equipment consists of race cars. Depreciation on the race cars is recognized on a straight-line basis over seven years. During 2021, the Company sold one race car for $22,500 resulting in a loss of $25,500.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021 and June 30, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Recently Adopted Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. The Company adopted ASU 2016-02 with no impact on its financial position or results of operations.

COVID-19 – Since March 31, 2021 and through the date of this report, the entire global economy has been substantially impacted by the COVID-19 pandemic which began in China and has spread to the United States and most other parts of the world. The range of possible impacts on the Company’s business from the COVID-19 pandemic could include, but would not necessarily be limited to, one or more of the following factors:

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2021, the Company had a net loss of $299,751. As of March 31, 2021, the Company had negative working capital of $1,661,872. Management does not anticipate having positive cash flow from operations in the near future.

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

NOTE 5 – EQUITY

During the nine months ended March 31, 2021, the Company issued 240,875 shares of common stock for the purchase of two race cars. The stock was valued at $192,700 based on the market value of the stock on the date of the transaction.

During the nine months ended March 31, 2020, the Company issued 7,000 shares of common stock and received cash proceeds of $7,000.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at March 31, 2021:

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

NOTE 7 – DERIVATIVE LIABILITY

The conversion feature of certain convertible notes payable was accounted for as a derivative liability. The derivative liability at March 31, 2021, was calculated using the Black Scholes method over the expected terms of the convertible notes, with a risk-free rate of 0.60% and volatility of 200%.

During the nine months ended March 31, 2021, the Company recognized a loss of $17,189 for the change in fair value of derivative.

NOTE 8 – RELATED PARTY

The Company has been provided warehouse, office space and other organizational expenses by its chief executive officer, Simon Dawson, for which $27,100 and $9,500 was paid during the nine month periods ended March 31, 2021 and 2020, respectively.

As of March 31, 2021 and June 30, 2020, the Company has $249,070 and $129,267, respectively, in advances from a shareholder. The advances bear no interest and have no repayment terms.

During the nine months ended March 31, 2021, the Company received advances of $119,803 from a shareholder. The advance bears no interest and has no repayment terms.

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

Results of Operations

Nine months ended March 31, 2021 and 2020

Revenue

We recognized revenue of $39,000 for the nine months ended March 31, 2021 compared to revenue of $1,750 during the comparable period of 2020. We expect our revenue to be intermittent in the near term.

Cost of Revenue

We incurred cost of revenue of $35,454 for the nine months ended March 31, 2021 compared to costs of $3,725 during the comparable period of 2020.

Depreciation

We incurred depreciation expense of $51,527 and $4,843 for the nine months ended March 31, 2021 and 2020.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $103,481 for the nine months ended March 31, 2021 compared to $38,922 for the comparable period of 2020, related to higher equipment, professional and marketing expenses.

Interest Expense

We incurred interest expense of $105,600 for both the nine months ended March 31, 2021 and 2020 primarily related to statutory interest on convertible notes payable.

Loss on sale of property and equipment

We recognized a loss on sale of property and equipment of $25,500 for the nine months ended March 31, 2021 related to the sale of one race car.

Loss on fair value of derivative

We recognized a loss on fair value of derivative of $17,189 for the nine months ended March 31, 2021 compared to a loss of $17,172 during the comparable period of 2020 based on the valuation of the derivatives.

Net Loss

We incurred a net loss $299,751 for the nine months ended March 31, 2021 compared to a loss of $168,582 for the comparable period of 2020 related to the items discussed above.

Three months ended March 31, 2021 and 2020

Revenue

We recognized no revenue for the three months ended March 31, 2021 and 2020. We expect our revenue to be intermittent in the near term.

Cost of Revenue

We incurred cost of revenue of $5,128 for the three months ended March 31, 2021, compared to $3,725 for the comparable period of 2020 related to the revenue generated in the periods.

Depreciation

We incurred depreciation expense of $18,845 and $4,843 for the three months ended March 31, 2021 and 2020.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $33,335 for the three months ended March 31, 2021 compared to $3,218 for the comparable period of 2020, related to higher equipment, professional and marketing expenses.

Interest Expense

We incurred interest expense of $35,200 for both the three months ended March 31, 2021 and 2020, primarily related to statutory interest on convertible notes payable.

Loss on fair value of derivative

We recognized a loss on fair value of derivative of $5,729 for the three months ended March 31, 2021 compared to a loss of $5,717 during the comparable period of 2020 based on the valuation of the derivatives.

Net Loss

We incurred a net loss $98,237 for the three months ended March 31, 2021 compared to a loss of $52,703 for the comparable period of 2020 related to the items discussed above.

Liquidity and Capital Resources

At March 31, 2021, we had cash on hand of $10,855 and negative working capital of $1,661,872. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to obtain funds when we need them or that funds will be available on terms that are acceptable to the Company.

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

Item 4. Controls and Procedures Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of March 31, 2021, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

StemGen, Inc.

Date: May 24, 2021	By:	/s/ Simon Dawson
Simon Dawson
CEO and Chairman of the Board