Form 10-K
period 2021-06-30
StemGen, Inc.
filed 2021-10-15
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

[_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [_] No [X]

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2020 was $11,044,633.

There were 45,670,063 shares of the Registrant’s common stock outstanding as of October 13, 2021.

STEMGEN, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in this Annual Report on Form 10-K for the fiscal year ended June 30, 2021. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “SGNI,” “our,” and “us” refers to StemGen, Inc., a Delaware corporation.

PART I

ITEM 1. BUSINESS

Overview

We were incorporated under the laws of the State of Delaware, August 18, 1992. Prior to the Acquisition (as defined below), we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). As a result of the Acquisition, we have ceased to be a “shell company” and will continue as a publicly traded company under the name StemGen, Inc. The existing business operations of D3esports, Inc. will continue as our wholly-owned subsidiary.

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

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on June 30, 2021, as quoted by OTC Markets Group, Inc., was $1.00. There were 45,670,063 shares of common stock issued and outstanding as of October 13, 2021. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Delaware contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended June 30, 2021, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of June 30, 2021.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	—

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	—

Preferred Stock

The Series A Convertible Preferred Stock has a par value of $0.001 and the number of shares constituting such class shall be unlimited. As of June 30, 2021, the Company has 6,000,000 shares of Series A Convertible Preferred Stock issued and outstanding. The Series A Convertible Preferred Stock has priority in liquidation and has a liquidation preference of $1 per share. The Series A Preferred Stock is convertible into shares of common stock at the option of the holder at a rate of three shares of common stock for each share of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stockholders are not entitled to receive dividends and have no voting rights. The Series A Convertible Preferred Stock is redeemable by the Company at any time at $1 per share.

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

Background of our Company

We were incorporated under the laws of the State of Delaware, August 18, 1992. Prior to the Acquisition (as defined below), we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). As a result of the Acquisition, we have ceased to be a “shell company” and will continue as a publicly traded company under the name StemGen, Inc. The existing business operations of D3esports, Inc. will continue as our wholly-owned subsidiary.

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

Plan of Operations

Overview. Our plan of operation is the business plan of D3esports. D3esports intends to gain year-round visibility by using a reputable eSport events company with knowledge in the traditional sports and global education space to host ongoing virtual racing for corporate mentors and competitions with the top driver(s) at the end of the season earning the opportunity to compete against professional drivers and a chance to drive a real race car.

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

Research and Development. We do not currently develop electronic games. We are focused on forming agreements with the best games and virtual racing platforms in the world to optimize the experience but to familiarize the competitor.  We are building the ultimate experience to our offering which is a connection to real drivers, engineers our partners technology by hosting eSports tournaments to connect the virtual to real and for the fastest to have the opportunity to passenger or drive a real race car on a real track.  Through our partnership and internal research we are molding our competition to the gamer (gamer focused).  We are negotiating contracts for competition management with third-party providers and licensing agreements with Microsoft to run with Xbox and Forza 7 Motorsport to add to our intellectual properties. Additionally, we are in talks with app developers for ease of competition registration and entry.

Intellectual Property. We are negotiating agreements with third-party providers to offer the best experience from green to checkered flag.  There shall be more agreements with component supplies for our Professional simulator and race team in the future.

Competition. The business of eSports is highly competitive and rapidly growing. Our ability to compete depends upon many factors within and outside our control, including the timely development and introduction of the racing competition which is based on a time-trial format played 24/7 with the Forza 7 Motorsports, played on Xbox and PC.

As we expand and add more motorsports platforms (partnerships) and sports to D3esports we will publish and market results, and the related enhancements, functionality, performance, reliability, customer service and support and marketing efforts. Due to the relatively low barriers to entry in the eSports market, we expect additional competition from other emerging companies but we have structured a virtual to real offering which can be added to professional team, sim centre and other games companies, we are simply offering a path to pro and enhance the gamers experience to relate to the real world through virtual competition. Many of our existing and potential competitors are substantially larger than us and have significantly greater financial, technical and marketing resources that will compete for available users, developers and talent.  With our partnerships, a large number of competitors are in house. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the publishing and promotion of their eSports competitions. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.  We have taken our time to see what competitors are producing and letting them launch before us, so they are committed to a path.  As they are larger companies their ability to change direction is not as fast as us with a tighter, smaller group.

We believe we do not have adequate funds to fully execute the D3esports business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all state, federal and SEC requirements are met.

As of June 30, 2021, we had cash on hand of $1,343.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

For the fiscal year ended June 30, 2021, the Company had a net loss of $433,143 and negative cash flow from operations of $141,196. As of June 30, 2021, the Company has negative working capital of $1,734,314.

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

Fiscal year ended June 30, 2021 compared to the year ended June 30, 2020

Revenue

For the year ended June 30, 2021, we recognized revenue of $39,000 compared to $19,350 for the comparable period of 2020. The Company is continuing to try to build a steady and predicable revenue stream.

Cost of Revenue

For the year ended June 30, 2021, we recognized costs of revenue of $30,454 compared to $8,572 for the comparable period of 2020.

General and Administrative Expenses

We recognized general and administrative expenses of $139,993 and $58,475 for the year ended June 30, 2021 and 2020, respectively. The increase in general and administrative expense was primarily the result of increased consulting, and advertising and marketing expenses.

Depreciation

We recognized depreciation of $112,477 and $19,373 during the years ended June 30, 2021 and 2020 related to placing our race cars in service.

Interest Expense

We recognized interest expense $140,800 and $140,800 for the year ended June 30, 2021 and 2020, respectively. Interest expense represents the stated interest on the outstanding convertible notes payable.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments was a loss of $22,919 and $22,902 for the year ended June 30, 2021 and 2020, respectively, as a result of increased accrued interest.

Net Loss

We incurred a net loss of $433,143 for the year ended June 30, 2021 as compared to a net loss of $230,772 for the year ended June 30, 2020.

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

We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $1,734,314.

As of June 30, 2021, we had cash on hand of $1,343. We do not have an adequate amount of cash on hand to fund our future operations.

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2021 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2021. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2021, the Company had a net loss of $433,143 and we had negative cash flow from operations of $141,196. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

June 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of StemGen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of StemGen, Inc. (the Company) as of June 30, 2021 and 2020, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the each of the two years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/PWR CPA, LLP

We have served as the Company’s auditor since 2020.

Houston, Texas

October 15, 2021

STEMGEN, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$1,343	$236
Accounts receivable-related party	—	10,000
Contract asset	—	18,800
Total current assets	1,343	29,036

Property and Equipment
Vehicles – race cars	527,650	387,450
Less: Accumulated amortization	(127,350)	(19,373)
Property and Equipment, net	400,300	368,077

TOTAL ASSETS	$401,643	$397,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$168,911	$195,460
Accounts payable – related party	12,000	—
Deferred revenue	1,500	25,500
Advances from shareholders	249,070	129,267
Accrued interest payable	570,229	429,429
Convertible notes payable to shareholder	563,203	563,203
Derivative liabilities	170,744	147,825
Total current liabilities	1,735,657	1,490,684

Commitments and contingencies

Stockholders’ Deficit
Preferred Stock, 8,000,000 shares authorized:
Series A Preferred Stock, par value $.001, 6,000,000 shares issued and outstanding at June 30, 2021 and 2020, liquidation preference of $6,000,000 at June 30, 2021 and 2020	6,000	6,000
Series E Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at June 30, 2021 and 2020	1	1
Series F Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at June 30, 2021 and 2020	1	1
Common Stock, par value $.001, 100,000,000 shares authorized, 45,670,063 shares and 45,429,188 shares issued and outstanding at June 30, 2021 and 2020, respectively	45,670	45,429
Additional paid-in capital (Deficit)	(294,266)	(486,725)
Accumulated deficit	(1,091,420)	(658,277)
Total Stockholders’ Deficit	(1,334,014)	(1,093,571)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$401,643	$397,113

The accompanying notes are an integral part of these consolidated financial statements.

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2021	2020

Revenue	$23,000	$15,350
Revenue – related party	16,000	4,000
	39,000	19,350

Operating expense:
Cost of revenue	30,454	8,572
General and administrative expenses	139,993	58,475
Depreciation and amortization	112,477	19,373
Total operating expense	282,924	86,420

Loss from operations	(243,924)	(67,070)

Interest expense	(140,800)	(140,800)
Loss on sale of vehicles	(25,500)	—
Loss on fair value of derivative liability	(22,919)	(22,902)

Net loss	$(433,143)	$(230,772)

Net loss per share – basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	45,600,110	45,428,442

The accompanying notes are an integral part of these consolidated financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended June 30, 2021 and 2020

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2019	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,422,188	$45,422	$(493,718)	$(427,505)	$(869,799)

Common stock issued for cash	—	—	—	—	—	—	7,000	7	6,993	—	7,000
Net loss	—	—	—	—	—	—	—	—	—	(230,772)	(230,772)

Balance, June 30, 2020	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,429,188	$45,429	$(486,725)	$(658,277)	$(1,093,571)

Common stock issued for vehicles	—	—	—	—	—	—	240,875	241	192,459	—	192,700
Net loss	—	—	—	—	—	—	—	—	—	(433,143)	(433,143)

Balance, June 30, 2021	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,670,063	$45,670	$(294,266)	$(1,091,420)	$(1,334,014)

The accompanying notes are an integral part of these consolidated financial statements.

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2021	2020

Cash flow from operating activities:
Net loss	$(433,143)	$(230,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,477	19,373
Loss on sale of vehicle	25,500	—
Loss on fair value of derivative liability	22,919	22,902
Changes in operating assets and liabilities:
Accounts receivable – related party	10,000	(10,000)
Contract asset	18,800	(18,800)
Accounts payable and accrued liabilities	(26,549)	15,972
Accounts payable – related party	12,000	—
Deferred revenue	(24,000)	24,000
Accrued interest payable	140,800	140,800
Net cash used in operating activities	(141,196)	(36,525)

Cash flows from investing activities:
Sale of fixed assets	22,500	—
Net cash used in investing activities	22,500	—

Cash flows from financing activities:
Advances from shareholder	119,803	27,010
Proceeds from issuance of common stock	—	7,000
Net cash provided by financing activities	119,803	34,010

Net change in cash	1,107	(2,515)

Cash and equivalents, beginning of period	236	2,751

Cash and equivalents, end of period	$1,343	$236

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for vehicles	$192,700	$—

The accompanying notes are an integral part of these consolidated financial statements.

STEMGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – We were incorporated under the laws of the State of Delaware, August 18, 1992. Prior to the Acquisition (as defined below), we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). As a result of the Acquisition, we have ceased to be a “shell company” and will continue as a publicly traded company under the name StemGen, Inc. The existing business operations of D3esports, Inc. will continue as our wholly-owned subsidiary.

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

Principles of Consolidation – The consolidated financial statements include the accounts of StemGen, and its subsidiaries, which are majority owned by StemGen. All significant inter-company transactions and balances have been eliminated.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC Topic 606 whereby revenue is recognized primarily on the date products are delivered to the customer or services are provided. Payments for products or services which have been received prior to the Company fulfilling its performance obligations are deferred until those obligations are satisfied. Costs related to deferred revenue are included in contract assets until the revenue is recognized.

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

Earnings (Loss) per Common Share – The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. The basic earnings (loss) per common share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. As of June 30, 2021, there were 33,107,010 potentially dilutive shares related to convertible debt, accrued interest and Series A Preferred Stock.

Derivative Instruments – Our debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

Our derivative liability is re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. This model requires assumptions related to the remaining term of the instrument and risk-free rates of return, our current Common Stock price and expected dividend yield, and the expected volatility of our Common Stock price over the life of the option.

Financial Instruments – The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

FASB ASC 820 Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2021 and 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

COVID-19 – Since March 31, 2020 and through the date of this report, the entire global economy has been substantially impacted by the COVID-19 pandemic which began in China and has spread to the United States and most other parts of the world. The impacts on the Company’s business from the COVID-19 pandemic include the following factors:

•	A negative impact due to the contraction in the sources of capital required to support our continued business strategic efforts.

•	A negative impact due to rising bottleneck in the supply chain of goods and services needed to pursue our business strategic effort.

•	A negative impact on our human capital resources needed in our business.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2021, the Company had a net loss of $433,143. As of June 30, 2021, the Company had negative working capital of $1,734,314. Management does not anticipate having positive cash flow from operations in the near future.

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

NOTE 4 – EQUITY

During the year ended June 30, 2021, the Company issued 240,875 shares of common stock for the purchase of two race cars. The stock was valued at $192,700 based on the market value of the stock on the date of the transaction.

During the year ended June 30, 2020, the Company issued 7,000 shares of common stock and received cash proceeds of $7,000.

There are 8,000,000 shares of preferred stock authorized. The board of directors has designated two series of preferred stock as described below.

The Series A Convertible Preferred Stock has a par value of $0.001 and the number of shares constituting such class shall be unlimited. As of June 30, 2021, the Company has 6,000,000 shares of Series A Convertible Preferred Stock issued and outstanding. The Series A Convertible Preferred Stock has priority in liquidation and has a liquidation preference of $1 per share. The Series A Preferred Stock is convertible into shares of common stock at the option of the holder at a rate of three shares of common stock for each share of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stockholders are not entitled to receive dividends and have no voting rights. The Series A Convertible Preferred Stock is redeemable by the Company at any time at $1 per share.

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

NOTE 5 – INCOME TAXES

The deferred tax asset as of June 30, 2021 and 2020 was approximately $598,000 and $507,000, respectively, offset by valuation allowances of the same amount resulting in a deferred tax asset of $0 at both June 30, 2021 and 2020. There is no income tax provision for the years ended June 30, 2021 and 2020 due to the change in the valuation allowance. The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance. At June 30, 2021 the Company had an unused net operating loss carry over approximating $2,848,000, that is potentially available to offset future taxable income, which expires beginning 2028.

The Company has not filed its Federal tax returns for 2009 through 2021 and could be subject to penalty for its delinquency. Additionally, the availability of its net operating loss may be subject to adjustment or restriction due to the change in control of the Company during 2019.

NOTE 6 – CONVERTIBLE NOTES PAYABLE TO SHAREHOLDER

Convertible notes payable consisted of the following at June 30, 2021 and 2020:

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

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company. The notes are unsecured and are in default.  As of June 30, 2021, there was $570,229 of accrued interest related to these notes. For both the years ended June 30, 2021 and 2020, the Company recorded interest expense of $140,800 and $140,800, respectively, related to these notes.

NOTE 7 – DERIVATIVE LIABILITY

The conversion feature of certain convertible notes payable was accounted for as a derivative liability. The derivative liability at June 30, 2021, was calculated using the Black Scholes method over the expected terms of the convertible notes, with a risk free rate of .06% and volatility of 200%.

Included in the accompanying consolidated statements of operations is a loss arising from the change in fair value of the derivatives of $22,919 and $22,902 for the years ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had a payable of $12,000 to Dawson Racing related to these expenses.

NOTE 8 – RELATED PARTY

The Company has been provided warehouse and office space by an entity owned by Simon Dawson for which $26,600 and $6,000 was expensed during the years ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had a payable of $12,000 to Dawson Racing related to these expenses.

The Company paid its chief executive officer, Simon Dawson, $18,500 and $6,000 during the years ended June 30, 2021 and 2020, respectively, for compensation.

During the year ending June 30, 2021, the Company paid Ian Dawson, a shareholder and relative of Simon Dawson, $5,000 for consulting.

During the years ended June 30, 2021 and 2020, the Company recognized revenue of $16,000 and $4,000, respectively, from Dawson Racing, an entity owned by Simon and Ian Dawson, for sponsorship. As of June 30, 2020, the Company has deferred revenue of $16,000 related to sponsorship and accounts receivable of $10,000 from Dawson Racing. Dawson Racing remitted the payment of $10,000 to the Company in July 2020.

As of June 30, 2021 and 2020, the Company has $249,070 and $129,267 in advances from shareholders.  The advances bear no interest and have no repayment terms.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the Company sold a vehicle for $100,000 cash. Of this cash, $50,000 was paid to Dawson Racing, a related party, for marketing and brand awareness.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accounts

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the year ended June 30, 2021.

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

As of June 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the audit of our financial statements as of June 30, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended June 30, 2021 and 2020.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Simon Dawson, CEO	2021	18,500	—	—	—	—	—	—	18,500
	2020	6,000	—	—	—	—	—	—	6.000
	2019	10,000	—	$1	—	—	—	16,000	26,001

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2021

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Simon Dawson	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended June 30, 2021 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 30, 2021, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, voting preferred stock or convertible preferred stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Acquisition, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

	Number of Shares of Capital Stock Beneficially Owned (1)		Percentage Ownership (3)
Name and Address of Beneficial Owner	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Landor Investment Corp. (6) Calle 65 Esta, San Francisco, Local No. 35 Panama City, Panama	10,105,339	1,000,000(4)	22.13%	100%

Simon Dawson 1 Performance Drive, Suite F Angleton, TX 77515	5,166,663	1,000,000(8)	11.31%	100%

Ian Dawson 1 Performance Drive, Suite F Angleton, TX 77515	5,166,663	-0-	11.31%	-0-

Recycled Capital (6) 5712 Southwest Fwy. Houston, Texas 77057-7508	2,050,000	6,000,000(5)	4.49%	100%

John Pritzlaff 622 Cliffgate Lane Castle Rock, Colorado 80108	7,500,000	-0-	16.42%	-0-

Hampton Bay Trading Corp. (7) 2500 Wilcrest Dr., Suite 300 Houston, Texas 77042	4,388,890	-0-	9.61%	-0-

All executive officers and directors as a group (one person)	5,166,663	1,000,000	11.31%	100%

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

(3)         Our calculation of the percentage of beneficial ownership is based on 45,670,063 shares of common stock, 6,000,000 shares of Series A Preferred Stock, 1,000,000 shares of Series E Preferred Stock and 1,000,000 shares of Series F Preferred Stock outstanding as of June 30, 2021.

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

(8)         Represents Series F preferred stock

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PWR CPA, LLP was appointed as the independent auditor for the audits of fiscal years ended June 30, 2021 and 2020.

The following table summarizes the fees billed to the Company by its independent accountants, PWR, for the years ended June 30, 2021 and 2020:

	2021	2020
Audit Fees	$23,250	$34,900

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$23,250	$34,900

Notes to the Accountants Fees Table:

(1)	Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

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

__________

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

StemGen, Inc.

Date: October 15, 2021	BY: /s/ Simon Dawson
Simon Dawson
CEO and Chairman of the Board