Form 10-Q
period 2021-09-30
StemGen, Inc.
filed 2022-02-07
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 22, 2022, there were 45,670,063 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		Page
Part I — Financial Information

Item 1.	Financial Statements.	4

	Consolidated Balance Sheets (Unaudited)	4

	Consolidated Statements of Operations (Unaudited)	5

	Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)	6

	Consolidated Statements of Cash Flows (Unaudited)	7

	Notes to the Unaudited Consolidated Financial Statements	8-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12-13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	13

Item 4.	Controls and Procedures.	13-14

Part II — Other Information

Item 1.	Legal Proceedings.	14

Item 1A.	Risk Factors.	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3.	Defaults upon Senior Securities.	14

Item 4.	Mine Safety Disclosures.	14

Item 5.	Other Information.	14

Item 6.	Exhibits.	14

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMGEN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	June 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$39,379	$1,343
Total current assets	39,379	1,343

Property and Equipment
Vehicles – race cars	362,650	527,650
Less accumulated depreciation and amortization	(80,483)	(127,350)
	282,167	400,300

TOTAL ASSETS	$321,546	$401,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$177,161	$168,911
Accounts payable – related party	—	12,000
Deferred revenue	16,500	1,500
Advances from shareholders	252,820	249,070
Accrued interest payable	605,429	570,229
Convertible notes payable to shareholder	563,203	563,203
Derivative liability	176,474	170,744
Total current liabilities	1,791,587	1,735,657

Commitments and contingencies

Stockholders’ Deficit
Preferred Stock; 8,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $0.001; 6,000,000 shares issued and outstanding at September 30, 2021 and June 30, 2021; liquidation preference of $6,000,000	6,000	6,000
Series E Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at September 30, 2021 and June 30, 2021	1	1
Series F Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at September 30, 2021 and June 30, 2021	1	1
Common Stock; par value $0.001; 100,000,000 shares authorized, 45,670,063 shares issued and outstanding at September 30, 2021 and June 30, 2021	45,670	45,670
Additional paid-in capital (deficit)	(294,266)	(294,266)
Accumulated deficit	(1,227,447)	(1,091,420)
Total stockholders’ deficit	(1,470,041)	(1,334,014)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$321,546	$401,643

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended September 30,
	2021	2020

Revenue	$—	$24,000

Operating expense:
Cost of revenue	—	24,675
Depreciation	18,133	13,837
General and administrative expenses	76,964	31,232

Loss from operations	(95,097)	(45,744)

Interest expense	(35,200)	(35,200)
Loss on fair value of derivative liability	(5,730)	(5,730)

Net loss	$(136,027)	$(86,674)

Net loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	45,670,063	45,667,445

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended September 30, 2021 and 2020

(Unaudited)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,429,188	$45,429	$(486,725)	$(658,277)	$(1,093,571)

Common stock issued for vehicles	—	—	—	—	—	—	240,875	241	192,459	—	192,700

Net loss	—	—	—	—	—	—	—	—	—	(86,674)	(86,674)

Balance, September 30, 2020	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,670,063	$45,670	$(294,466)	$(744,951)	$(987,545)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2021	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,670,063	$45,670	$(294,266)	$(1,091,420)	$(1,334,014)

Net loss	—	—	—	—	—	—	—	—	—	(136,027)	(136,027)

Balance, September 30, 2021	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,429,188	$45,429	$(294,266)	$(1,227,447)	$(1,470,041)

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended September 30,
	2021	2020

Cash flow from operating activities:
Net loss	$(136,027)	$(86,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,133	13,837
Change in fair value of derivative liability	5,730	5,730
Change in accrued interest payable	35,200	35,200
Change in contract assets	—	18,800
Change in deferred revenue	15,000	(24,000)
Change in accounts payable and accrued liabilities	(3,750)	(12,932)
Net cash used in operating activities	(65,714)	(50,039)

Cash flows from investing activities:
Proceeds from sale of car	100,000	—
Net cash provided by financing activities	100,000	—

Cash flows from financing activities:
Proceeds from advances from shareholder	3,750	49,803
Net cash provided by financing activities	3,750	49,803

Net change in cash	38,036	(236)

Cash and equivalents, beginning of period	1,343	236

Cash and equivalents, end of period	$39,379	$—

Non-cash investing and financing activities:
Common stock issued for vehicles	$—	$192,700

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Interim Financial Statements – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2021 and notes thereto and other pertinent information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2022.

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

Property and Equipment – Improvements or betterments of a permanent nature are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal.  Gains or losses resulting from property disposals are credited or charged to operations in the year of disposal.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021 and June 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2021, the Company had a net loss of $136,027. As of September 30, 2021, the Company had negative working capital of $1,752,208. Management does not anticipate having positive cash flow from operations in the near future.

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

NOTE 3 – PROPERTY AND EQUIPMENT

During the three months ended September 30, 2021, the Company sold a vehicle for $100,000 cash. There was no gain or loss resulting from the vehicle sale. $50,000 of the sales proceeds were used to pay Dawson Racing, a related party, for marketing and brand awareness.

NOTE 4 – COMMITMENTS

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

NOTE 5 – EQUITY

During the three months ended September 30, 2020, the Company issued 240,875 shares of common stock for the purchase of two race cars. The stock was valued at $192,700 based on the market value of the stock on the date of the transaction.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at September 30, 2021:

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

NOTE 7 – DERIVATIVE LIABILITY

The conversion feature of certain convertible notes payable was accounted for as a derivative liability. The derivative liability at September 30, 2021, was calculated using the Black Scholes method over the expected terms of the convertible notes, with a risk-free rate of .06% and volatility of 200%.

During the three months ended September 30, 2021, the Company recognized a loss of $5,730 for the change in fair value of derivative.

NOTE 8 – RELATED PARTY

The Company has been provided warehouse, office space and other organizational expenses by its chief executive officer, Simon Dawson, for which $10,500 and $2,000 was paid during the three-month periods ended September 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had a payable of $12,000 to Dawson Racing related to these expenses. During the three-month period ended September 30, 2021, $50,000 was paid to Dawson Racing, a related party, for marketing and brand awareness.

During the three months ended September 30, 2021, the Company received an advance of $3,750 from a shareholder. The advance bears no interest and has no repayment terms. As of September 30, 2021 and June 30, 2021, the Company has $252,820 and $249,070, respectively, in advances from a shareholder. The advances bear no interest and have no repayment terms.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended June 30, 2021 on Form 10-K.

Results of Operations

Three months ended September 30, 2021 and 2020

Revenue

We recognized no revenue for the three months ended September 30, 2021 compared to revenue of $24,000 for the three months ended September 30, 2020. We expect our revenue to intermittent in the near term.

Cost of Revenue

We incurred cost of revenue of $24,675 for the three months ended September 30, 2020 related to the revenue generated in the period. There was no cost of revenue for the three months ended September 30, 2021.

Depreciation

We incurred depreciation expense of $18,133 and $13,837for the three months ended September 30, 2021 and 2020, respectively. The increase in depreciation was related to the acquisition of the race cars in the prior year.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $76,964 for the three months ended September 30, 2021 compared to $31,232 for the comparable period of 2020, related to higher professional and marketing expenses.

Interest Expense

We incurred interest expense of $35,200 and $35,200 for the three months ended September 30, 2021 and 2020, respectively, related to statutory interest on convertible notes payable.

Loss on fair value of derivative

We recognized a loss on fair value of derivative of $5,730 for the three months ended September 30, 2021 compared to a loss of $5,730 during the comparable period of 2020 based on the valuation of the derivatives.

Net Loss

We incurred a net loss $136,027 for the three months ended September 30, 2021 compared to a loss of $86,674 for the comparable period of 2020 related to the items discussed above.

Liquidity and Capital Resources

At September 30, 2021, we had cash on hand of $39,379 and negative working capital of $1,752,208. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to obtain funds when we need them or that funds will be available on terms that are acceptable to the Company.

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

Item 4. Controls and Procedures Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15€ and 15d-15(e)) as of September 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of September 30, 2021, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of September 30, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

StemGen, Inc.

Date: February 4, 2022	By:	/s/ Simon Dawson
Simon Dawson
CEO and Chairman of the Board