Form 10-Q
period 2021-12-31
StemGen, Inc.
filed 2022-02-23
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMGEN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2021	June 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$15	$1,343
Total current assets	15	1,343

Property and Equipment
Vehicles – race cars	362,650	527,650
Less accumulated depreciation and amortization	(99,328)	(127,350)
	263,322	400,300

TOTAL ASSETS	$263,337	$401,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$173,411	$168,911
Accounts payable – related party	—	12,000
Deferred revenue	1,500	1,500
Advances from shareholders	252,820	249,070
Accrued interest payable	640,629	570,229
Convertible notes payable to shareholder	563,203	563,203
Derivative liability	182,204	170,744
Total current liabilities	1,813,767	1,735,657

Commitments and contingencies

Stockholders’ Deficit
Preferred Stock; 8,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $0.001; 6,000,000 shares issued and outstanding at December 31, 2021 and June 30, 2021; liquidation preference of $6,000,000	6,000	6,000
Series E Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at December 31, 2021 and June 30, 2021	1	1
Series F Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at December 31, 2021 and June 30, 2021	1	1
Common Stock; par value $0.001; 100,000,000 shares authorized, 45,670,063 shares issued and outstanding at December 31, 2021 and June 30, 2021	45,671	45,670
Additional paid-in capital (deficit)	(293,267)	(294,266)
Accumulated deficit	(1,308,836)	(1,091,420)
Total stockholders’ deficit	(1,550,430)	(1,334,014)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$263,337	$401,643

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended December 31, 2021 and 2020

(Unaudited)

	Six Months Ended December 31,		Three Months Ended December 31,
	2021	2020	2021	2020

Revenue	$20,000	$39,000	$20,000	$15,000

Operating expense:
Cost of revenue	12,879	30,326	12,841	5,651
Depreciation	36,978	32,682	18,845	18,845
General and administrative expenses	105,699	70,146	28,773	38,914

Loss from operations	(94,154)	(94,154)	(60,459)	(48,410)

Interest expense	(70,400)	(70,400)	(35,200)	(35,200)
Loss on sale of property and equipment	—	(25,500)	—	(25,500)
Loss on fair value of derivative liability	(11,460)	(11,460)	(5,730)	(5,730)

Net loss	$(217,416)	$(201,514)	$(81,389)	$(114,840)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	45,670,411	45,670,053	45,670,411	45,670,053

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended December 31, 2021 and 2021

(Unaudited)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2021	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,670,063	$45,670	$(294,266)	$(1,091,420)	$(1,334,014)

Common stock issued for vehicles	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	(136,027)	(136,027)

Balance, September 30, 2021	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,670,063	$45,670	$(294,266)	$(1,227,447)	$(1,470,041)

Sale of stock	—	—	—	—	—	—	1,000	1	999	—	1,000

Net loss	—	—	—	—	—	—	—	—	—	(81,389)	(81,389)

Balance, December 31, 2021	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,671,063	$45,671	$(293,267)	$(1,308,836)	$(1,550,430)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,429,188	$45,429	$(486,725)	$(658,277)	$(1,093,571)

Common stock issued for vehicles	—	—	—	—	—	—	240,875	241	192,459	—	192,700

Net loss	—	—	—	—	—	—	—	—	—	(86,674)	(86,674)

Balance, September 30, 2020	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,670,063	$45,670	$(294,466)	$(744,951)	$(987,545)

Net loss	—	—	—	—	—	—	—	—	—	(114,840)	(114,840)

Balance, December 31, 2020	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,670,063	$45,670	$(294,466)	$(859,791)	$(1,102,385)

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2021 and 2020

(Unaudited)

	Six Months Ended December 31,
	2021	2020

Cash flow from operating activities:
Net loss	$(217,416)	$(201,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,978	32,682
Change in fair value of derivative liability	11,460	11,460
Loss on sale of property and equipment	—	25,500
Change in accrued interest payable	70,400	70,400
Change in contract assets	—	18,800
Change in deferred revenue	—	(24,000)
Change in accounts payable and accrued liabilities	(7,500)	(26,549)
Net cash used in operating activities	(106,078)	(93,221)

Cash flows from investing activities:
Proceeds from sale of car	100,000	22,500
Net cash provided by financing activities	100,000	22,500

Cash flows from financing activities:
Issuance of Common Stock	1,000	—
Proceeds from advances from shareholder	3,750	74,803
Net cash provided by financing activities	4,750	74,803

Net change in cash	(1,328)	4,082

Cash and equivalents, beginning of period	1,343	236

Cash and equivalents, end of period	$15	$4,318

Non-cash investing and financing activities:
Common stock issued for vehicles	$—	$192,700

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

The results of operations for the six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2022.

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

Property and Equipment - Improvements or betterments of a permanent nature are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal.  Gains or losses resulting from property disposals are credited or charged to operations in the year of disposal.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and June 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2021, the Company had a net loss of $217,416. As of December 31, 2021, the Company had negative working capital of $1,813,752. Management does not anticipate having positive cash flow from operations in the near future.

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

NOTE 3 – PROPERTY AND EQUIPMENT

During the Six months ended December 31, 2021, the Company sold a vehicle for $100,000 cash. There was no gain or loss resulting from the vehicle sale. $50,000 of the sales proceeds were used to pay Dawson Racing, a related party, for marketing and brand awareness.

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

NOTE 5 – EQUITY

During the six months ended December 31, 2021, the Company issued 240,875 shares of common stock for the purchase of two race cars. The stock was valued at $192,700 based on the market value of the stock on the date of the transaction.

During the six months ended December 31, 2021, the Company sold 1,000 shares of common stock for $1,000 cash.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at December 31, 2021:

Convertible note issued March 31, 2015, maturing March 31, 2017, bearing interest at 10% per year, until maturity, then 25%. Convertible into common stock at a rate of $0.05 per share.	$36,340
Convertible note in the original principal amount of $85,465, issued June 30, 2015 and maturing June 30, 2017, bearing interest at 10% per year until maturity and 25% thereafter, and convertible into common stock at a rate of $0.05 per share.	85,465
Convertible note in the original principal amount of $277,208, issued December 31, 2015 and maturing December 31, 2018, bearing interest at 10% per year until maturity and 25% thereafter, and convertible into common stock at a rate of $0.05 per share	277,208
Convertible note in the original principal amount of $103,072, issued December 31, 2015 and maturing December 31, 2018, bearing simple interest at 10% per year until maturity and 25% thereafter, and convertible into common stock at a rate of $0.40 per share.	103,072
Convertible note in the original principal amount of $61,118, issued March 31, 2016 and maturing March 31, 2019, bearing simple interest at 10% per year until maturity and 25% thereafter, and convertible into common stock at a rate of a 60% discount to the volume weighted average price for the last five trading days prior to conversion.	61,118

Total convertible notes	$563,203

Principal along with accrued interest are payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company. The notes are unsecured and are in default.

NOTE 7 – DERIVATIVE LIABILITY

The conversion feature of certain convertible notes payable was accounted for as a derivative liability. The derivative liability at December 31, 2021, was calculated using the Black Scholes method over the expected terms of the convertible notes, with a risk-free rate of .06% and volatility of 200%.

During the six months ended December 31, 2021, the Company recognized a loss of $11,460 for the change in fair value of derivative.

NOTE 8 – RELATED PARTY

The Company has been provided warehouse, office space and other organizational expenses by its chief executive officer, Simon Dawson, for which $23,260 and $2,000 was paid during the Six-month periods ended December 31, 2021 and 2020, respectively. As of June 30, 2021, the Company had a payable of $12,000 to Dawson Racing related to these expenses. During the Six-month period ended December 31, 2021, $50,000 was paid to Dawson Racing, a related party, for marketing and brand awareness.

During the Six months ended December 31, 2021, the Company received an advance of $3,750 from a shareholder. The advance bears no interest and has no repayment terms. As of December 31, 2021 and June 30, 2021, the Company has $252,820 and $249,070, respectively, in advances from a shareholder. The advances bear no interest and have no repayment terms.

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

Results of Operations

Six months ended December 31, 2021 and 2020

Revenue

We recognized $20,000 in revenue for the six months ended December 31, 2021 compared to revenue of $39,000 for the six months ended December 31, 2020.

Cost of Revenue

We incurred cost of revenue of $12,879 for the six months ended December 31, 2021 and $30,326 for the six months ended December 31, 2020.

Depreciation

We incurred depreciation expense of $36,978 and $32,682for the six months ended December 31, 2021 and 2020, respectively. The increase in depreciation was related to the acquisition of the race cars in the prior year.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $76,964 for the Six months ended December 31, 2021 compared to $31,232 for the comparable period of 2020, related to higher professional and marketing expenses.

Interest Expense

We incurred interest expense of $70,400 and $70,400 for the six months ended December 31, 2021 and 2020, respectively, related to statutory interest on convertible notes payable.

Loss on fair value of derivative

We recognized a loss on fair value of derivative of $11,460 for the six months ended December 31, 2021 compared to a loss of $11,460 during the comparable period of 2020 based on the valuation of the derivatives.

Net Loss

We incurred a net loss $217,416 for the six months ended December 31, 2021 compared to a loss of $201,514 for the comparable period of 2020 related to the items discussed above.

Three months ended December 31, 2021 and 2020

Revenue

We recognized revenue of $20,000 for the three months ended December 31, 2021 compared to revenue of $15,000 during the comparable period of 2020. We expect our revenue to be intermittent in the near term.

Cost of Revenue

We incurred cost of revenue of $12,841 for the three months ended December 31, 2021 related to the revenue generated in the period.

Depreciation

We incurred depreciation expense of $18,845 for the three months ended December 31, 2021 and 2020.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $28,773 for the three months ended December 31, 2021 compared to $38,914 for the comparable period of 2020, related to higher equipment, professional and marketing expenses.

Interest Expense

We incurred interest expense of $35,200 for both the three months ended December 31, 2021 and 2020, primarily related to statutory interest on convertible notes payable.

Loss on sale of property and equipment

We recognized a loss on sale of property and equipment of $25,500 for the three months ended December 31, 2020 related to the sale of one race car.

Loss on fair value of derivative

We recognized a loss on fair value of derivative of $5,730 for the three months ended December 31, 2021 compared to a loss of $5,730 during the comparable period of 2020 based on the valuation of the derivatives.

Net Loss

We incurred a net loss $81,389 for the three months ended December 31, 2021 compared to a loss of $114,840 for the comparable period of 2020 related to the items discussed above.

Liquidity and Capital Resources

At December 31, 2021, we had cash on hand of $15 and negative working capital of $1,813,752. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to obtain funds when we need them or that funds will be available on terms that are acceptable to the Company.

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

Item 4. Controls and Procedures Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15€ and 15d-15(e)) as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of December 31, 2021, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of December 31, 2021, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

StemGen, Inc.

Date: February 22, 2022	By:	/s/ Simon Dawson
Simon Dawson
CEO and Chairman of the Board