Form 10-Q
period 2022-03-31
StemGen, Inc.
filed 2022-08-04
CIK 1023198

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 27, 2022, there were 45,671,063 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEMGEN, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	June 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$22,869	$1,343
Federal income tax receivable
Contract asset	—	—
Total current assets	22,869	1,343

Property and Equipment
Vehicles – race cars	162,700	527,650
Less accumulated depreciation and amortization	(45,133)	(127,350)
	117,567	400,300

TOTAL ASSETS	$140,436	$401,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$168,354	$180,911
Deferred revenue	16,500	1,500
Advances from shareholders	264,820	249,070
Accrued interest payable	675,829	570,229
Convertible notes payable	563,203	563,203
Derivative liability	187,934	170,744
Total current liabilities	1,876,640	1,735,657

Commitments and contingencies

Stockholders’ Deficit
Preferred Stock; 8,000,000 shares authorized:
Series A Convertible Preferred Stock, par value $0.001; 6,000,000 shares issued and outstanding at March 31, 2022 and June 30, 2021; liquidation preference of $6,000,000	6,000	6,000
Series E Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at March 31, 2022 and June 30, 2021	1	1
Series F Preferred Stock; par value $0.000001; 1,000,000 shares issued and outstanding at March 31, 2022 and June 30, 2021	1	1
Common Stock; par value $0.001; 100,000,000 shares authorized, 45,671,063 and 45,670,063 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	45,671	45,670
Additional paid-in capital (deficit)	(293,267)	(294,266)
Accumulated deficit	(1,494,610)	(1,091,420)
Total stockholders’ deficit	(1,736,204)	(1,334,014)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$140,436	$401,643

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended March 31, 2022 and 2021

(Unaudited)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021

Revenue	$20,000	$39,000	$—	$—

Operating expense:
Cost of revenue	17,080	35,454	4,201	5,128
Depreciation	55,111	51,527	18,133	18,845
General and administrative expenses	255,587	103,481	149,888	33,335

Loss from operations	(307,778)	(151,462)	(172,222)	(57,308)

Interest expense	(105,600)	(105,600)	(35,200)	(35,200)
Gain (loss) on sale of property and equipment	27,378	(25,500)	27,378	—
Loss on fair value of derivative liability	(17,190)	(17,189)	(5,730)	(5,729)

Net loss	$(403,190)	$(299,751)	$(185,774)	$(98,237)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	45,670,625	45,669,184	45,670,053	45,670,053

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended March 31, 2022 and 2021

(Unaudited)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2021	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,670,063	$45,670	$(294,266)	$(1,091,420)	$(1,334,014)

Common stock issued for vehicles	—	—	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	—	(136,027)	(136,027)

Balance, September 30, 2021	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,670,063	$45,670	$(294,266)	$(1,227,447)	$(1,470,041)

Sale of stock	—	—	—	—	—	—	1,000	1	999	—	1,000

Net loss	—	—	—	—	—	—	—	—	—	(81,389)	(81,389)

Balance, December 31, 2021	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,671,063	$45,671	$(293,267)	$(1,308,836)	$(1,550,430)

Net loss	—	—	—	—	—	—	—	—	—	(185,774)	(185,774)

Balance, March 31, 2022	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,671,063	$45,671	$(293,267)	(1,494,610)	(1,736,204)

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended March 31, 2022 and 2021

(Unaudited)

	Series A Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,429,188	$45,429	$(486,725)	$(658,277)	$(1,093,571)

Common stock issued for vehicles	—	—	—	—	—	—	240,875	241	192,459	—	192,700

Net loss	—	—	—	—	—	—	—	—	—	(86,674)	(86,674)

Balance, September 30, 2020	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,670,063	$45,670	$(294,466)	$(744,951)	$(987,545)

Net loss	—	—	—	—	—	—	—	—	—	(114,840)	(114,840)

Balance, December 31, 2020	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,670,063	$45,670	$(294,466)	$(859,791)	$(1,102,385)

Net loss	—	—	—	—	—	—	—	—	—	(98,237)	(98,237)

Balance, March 31, 2021	6,000,000	$6,000	1,000,000	$1	1,000,000	$1	45,670,063	$45,670	$(294,466)	$(958,028)	$(1,200,622)

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2022 and 2021

(Unaudited)

	Nine Months Ended March 31,
	2022	2021

Cash flow from operating activities:
Net loss	$(403,190)	$(299,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55,111	51,527
Change in fair value of derivative liability	17,190	17,189
Loss on sale of property and equipment	(27,378)	25,500
Change in accrued interest payable	105,600	105,600
Change in contract receivable	—	18,800
Change in deferred revenue	15,000	(24,000)
Change in accounts payable and accrued liabilities	(12,557)	(26,549)
Net cash used in operating activities	(250,224)	(131,684)

Cash flows from investing activities:
Proceeds from sale of property and equipment	255,000	22,500
Net cash provided by investing activities	255,000	22,500

Cash flows from financing activities:
Proceeds from sale of common stock	1,000	—
Proceeds from advances from shareholder	15,750	119,803
Net cash provided by financing activities	16,750	119,803

Net change in cash	21,526	10,619

Cash and equivalents, beginning of period	1,343	236

Cash and equivalents, end of period	$22,869	$10,855

Non-cash investing and financing activities:
Common stock issued for vehicles	$—	$192,700

The accompanying notes are an integral part of these financial statements

STEMGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

The results of operations for the nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2022.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022 and June 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2022, the Company had a net loss of $403,190. As of March 31, 2022, the Company had negative working capital of $1,853,771. Management does not anticipate having positive cash flow from operations in the near future.

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

NOTE 4 – PROPERTY AND EQUIPMENT

During the nine months ended March 31, 2021, the Company sold one race car for cash proceeds of $22,500 and recognized a loss of $25,500.

During the nine months ended March 31, 2022, the Company sold three race cars for cash proceeds of $255,000 and recognized a gain of $27,378.

NOTE 5 – EQUITY

During the nine months ended March 31, 2021, the Company issued 240,875 shares of common stock for the purchase of two race cars. The stock was valued at $192,700 based on the market value of the stock on the date of the transaction.

During the nine months ended March 31, 2022, the Company issued 1,000 shares of common stock and received cash proceeds of $1,000.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at March 31, 2022:

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

NOTE 7 – DERIVATIVE LIABILITY

The conversion feature of certain convertible notes payable was accounted for as a derivative liability. The derivative liability at March 31, 2022, was calculated using the Black Scholes method over the expected terms of the convertible notes, with a risk-free rate of 0.60% and volatility of 200%.

During the nine months ended March 31, 2022, the Company recognized a loss of $17,190 for the change in fair value of derivative.

NOTE 8 – RELATED PARTY

The Company has been provided warehouse, office space and other organizational expenses by its chief executive officer, Simon Dawson, for which $129,500 and $27,100 was paid during the nine-month periods ended March 31, 2022 and 2021, respectively. As of June 30, 2021, the Company had a payable of $12,000 to Dawson Racing related to these expenses. During the nine-month period ended March 31, 2022, $50,000 was paid to Dawson Racing, a related party, for marketing and brand awareness.

During the nine months ended March 31, 2022, the Company received advances of $15,750 from a shareholder. The advance bears no interest and has no repayment terms. As of March 31, 2022 and June 30, 2021, the Company has $264,820 and $249,070, respectively, in advances from a shareholder. The advances bear no interest and have no repayment terms.

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

Results of Operations

Nine months ended March 31, 2022 and 2021

Revenue

We recognized revenue of $20,000 for the nine months ended March 31, 2022 compared to revenue of $39,000 during the comparable period of 2021. We expect our revenue to be intermittent in the near term.

Cost of Revenue

We incurred cost of revenue of $17,080 for the nine months ended March 31, 2022 compared to costs of $35,454 during the comparable period of 2021.

Depreciation

We incurred depreciation expense of $55,111 and $51,527 for the nine months ended March 31, 2022 and 2021.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $255,587 for the nine months ended March 31, 2022 compared to $103,481 for the comparable period of 2021, related to higher equipment, professional and marketing expenses.

Interest Expense

We incurred interest expense of $105,600 for both the nine months ended March 31, 2022 and 2021 related to statutory interest on convertible notes payable.

Loss on sale of property and equipment

We recognized a gain on sale of property and equipment of $27,378 for the nine months ended March 31, 2022 related to the sale of three race cars compared to compared to a loss of 25,500 in March of 2021 related to the sale of one race car.

Loss on fair value of derivative

We recognized a loss on fair value of derivative of $17,190 for the nine months ended March 31, 2022 compared to a loss of $17,189 during the comparable period of 2021 based on the valuation of the derivatives.

Net Loss

We incurred a net loss $403,190 for the nine months ended March 31, 2022 compared to a loss of $299,751 for the comparable period of 2021 related to the items discussed above.

Three months ended March 31, 2022 and 2021

Revenue

We recognized no revenue for the three months ended March 31, 2021 and 2020. We expect our revenue to be intermittent in the near term.

Cost of Revenue

We incurred cost of revenue of $4,201 for the three months ended March 31, 2022, compared to $5,128 for the comparable period of 2021.

Depreciation

We incurred depreciation expense of $18,133 and $18,845 for the three months ended March 31, 2022 and 2021.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $149,888 for the three months ended March 31, 2022 compared to $33,335 for the comparable period of 2021, related to higher equipment, professional and marketing expenses.

Interest Expense

We incurred interest expense of $35,200 for both the three months ended March 31, 2022 and 2021, related to statutory interest on convertible notes payable.

Loss on fair value of derivative

We recognized a loss on fair value of derivative of $5,730 for the three months ended March 31, 2022 compared to a loss of $5,729 during the comparable period of 2021 based on the valuation of the derivatives.

Net Loss

We incurred a net loss $185,774 for the three months ended March 31, 2022 compared to a loss of $98,237 for the comparable period of 2021 related to the items discussed above.

Liquidity and Capital Resources

At March 31, 2022, we had cash on hand of $22,869 and negative working capital of $1,853,771. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to obtain funds when we need them or that funds will be available on terms that are acceptable to the Company.

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

Item 4. Controls and Procedures Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.	As of March 31, 2022, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	As of March 31, 2022, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

StemGen, Inc.

Date: August 3, 2022	By:	/s/ Simon Dawson
Simon Dawson
CEO and Chairman of the Board